Form 10QSB
period 1995-07-31
FLIGHT INTERNATIONAL GROUP INC
filed 1995-12-05
CIK 732775

        U.S. Securities and Exchange Commission, Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1995

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to___________

                        Commission file number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
    (Exact name of small business issuer as specified in its charter)

               GEORGIA                                    58-1476225
    (State or other jurisdiction of                  (I.R.S. Employer of
     incorporation or organization)                   Identification No.)

     NEWPORT NEWS/WILLIAMSBURG INTERNATIONAL AIRPORT, NEWPORT NEWS, VA 23602
                     (Address of principal executive offices)

                                (804) 886-5500
                           Issuer's telephone number


________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     No X .
   ---    ---
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes       No X
                                                                  ----     ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:
As of November 20, 1995, there were 998,974 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format [check one]:  Yes      No  X
                                                               ----    ----

                                     PART 1
                             FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

         The Flight International Group, Inc. (the "Company") files herewith condensed consolidated balance sheets of the Company and its subsidiaries as of July 31, 1995 (unaudited) and April 30, 1995 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three months ended July 31, 1995 and 1994, and unaudited condensed consolidated statements of cash flows for the three months ended July 31, 1995 and 1994, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim period presented. Operating results for any quarter are not necessarily indicative of results for any future period. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended April 30, 1995.

THE FLIGHT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS


                                                         July 31, 1995
                                                          (Unaudited)                April 30, 1995
                                                         -------------               --------------
CURRENT ASSETS
  Cash                                                         $607,444                    $601,744
  Accounts Receivable, net                                    1,457,219                   1,809,891
  Inventories                                                 1,365,811                   1,376,818
  Prepaid expenses, deposits and other                          816,763                     564,186
                                                            -----------                 -----------
Total current assets                                          4,247,237                   4,352,639

PROPERTY AND EQUIPMENT, NET                                   7,645,933                   7,821,152

OTHER ASSETS                                                     38,475                      29,208

                                                            $11,931,645                 $12,202,999
                                                            ===========                 ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                July 31,
                                                                  1995                    April 30,
                                                              (Unaudited)                   1995
                                                             -------------             --------------
CURRENT LIABILITIES
  Accounts payable                                           $    57,935               $    69,414
  Deferred revenue                                               415,813                   277,478
  Accrued expenses and other liabilities                       1,763,537                 1,902,435
  Long-term debt due currently                                   980,650                   871,357
                                                             -----------               -----------

Total current liabilities                                      3,217,935                 3,120,684

OTHER NON-CURRENT LIABILITIES                                  1,282,844                 1,361,680

LONG-TERM DEBT, LESS CURRENT MATURITIES                        6,481,028                 6,843,080

Total liabilities                                             10,981,807                11,325,444

STOCKHOLDERS' EQUITY
  Common stock                                                     9,990                     9,990
  Additional paid in capital                                     988,986                   988,986
  Treasury stock                                                  (1,769)                   (1,769)
  Accumulated deficit                                            (47,369)                 (119,652)

Total stockholders' equity                                       949,838                   877,555

                                                             $11,931,645               $12,202,999
                                                             ===========               ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three                          Three
                                                           Months Ended                    Months Ended
                                                           July 31, 1995                  July 31, 1994
                                                           -------------                  -------------
REVENUES                                                   $3,286,637                      $3,072,461

OPERATING COSTS AND EXPENSES
  Costs of services                                         2,350,866                       2,172,862
  Depreciation and amortization                               205,460                         203,490
  General, corporate and administrative                       495,321                         772,465
                                                           ----------                      ----------
Total operating costs and expenses                          3,051,647                       3,148,817

INCOME (LOSS) BEFORE OTHER (INCOME) EXPENSES                  234,990                         (76,356)

OTHER (INCOME) EXPENSES
  Interest expense                                            161,617                          46,275
  Income tax                                                    1,090
                                                           ----------                      ----------
Total other expenses                                          162,707                          46,275

NET INCOME (LOSS)                                          $   72,283                       ($122,631)
                                                           ==========                      ==========

NET INCOME (LOSS) PER COMMON
SHARE                                                      $     0.07                          ($0.01)
                                                           ==========                      ==========

WEIGHTED AVERAGE NUMBER OF SHARES                             998,976                       9,899,713
                                                           ==========                      ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three                   Three
                                                                       Months Ended           Months Ended
                                                                      July 31, 1995           July 31, 1994
                                                                      -------------           -------------
OPERATING ACTIVITIES
 Net income (loss)                                                    $  72,283                 ($122,631)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities
   Depreciation and amortization                                        205,460                   203,490
   Engine reserve                                                       (36,787)                  110,718
   Changes in operating assets and liabilities
    Accounts receivable                                                 352,672                    44,438
    Inventories                                                          11,007                    66,492
    Prepaid expenses                                                   (252,577)                 (101,101)
    Accounts payable                                                    (11,479)                   54,423
    Accrued expenses and other liabilities                             (102,111)                 (441,528)
    Deferred revenue                                                     59,499                     8,483
                                                                      ---------                 ---------

Net cash provided by (used in) operating activities                     297,967                  (177,216)

INVESTING ACTIVITIES
 Sale (Purchase) of property and equipment                              (30,241)                  269,924
 Net (increase) decrease in other assets                                 (9,267)                  431,085
                                                                      ---------                 ---------

Net cash provided by (used in) investing activities                     (39,508)                  701,009


FINANCING ACTIVITIES
  Repayment of long-term debt                                                  (252,759)                       (134,018)
                                                                               --------                        --------

Net cash provided by (used in) financing activities                            (252,759)                       (134,018)

NET (DECREASE) INCREASE IN CASH AND                                              $5,700                        $389,775
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  601,744                         147,071

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $607,444                        $536,846
                                                                               ========                        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
               Interest paid                                                   $160,013                        $ 45,000
               Income taxes paid                                               $  1,090

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Flight International Group, Inc. (the "Company") is an aviation services company that performs military training services using specially modified commercial aircraft, principally under contracts with the United States Department of Defense, other government agencies and foreign countries. In addition, the Company has established a market for training and testing in the aerospace industry. The Company also operates a fixed base operation ("FBO") at the Newport News/Williamsburg International Airport.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Net income/loss per common share is computed by dividing the income/loss by the weighted average number of shares of common stock outstanding during the year.

2.       REORGANIZATION AND EMERGENCE FROM CHAPTER 11

         On February 4, 1994, the Company and three of its affiliates, Flight International, Inc. ("FII"), Flight International of Florida, Inc. ("FIF"), and Flight International Aviation, Inc. ("FIA") filed voluntary petitions in the United States Bankruptcy Court in the Eastern District of Virginia (the "Bankruptcy Court") for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 8, 1994, the Bankruptcy Court entered an order confirming the Company's joint plan of reorganization (the "Plan"), and the Plan became effective on December 28, 1994 (the "Effective Date"). For accounting purposes, the effective date is deemed to be December 31, 1994.

         Pursuant to the plan, a total of 1,000,000 shares of new common stock were authorized and 998,976 shares were issued. The 9,899,713 shares of common stock previously outstanding were cancelled. The shares of new common stock were distributed as follows:

         (i) 510,000 shares were issued to holders of allowed general unsecured claims;

         (ii) 290,000 shares were issued to Flight's management group, as identified in the Disclosure Statement, in exchange for an equity investment of $290,000 in the reorganized company;

         (iii) 100,000 shares were issued to the Flight management, as identified in the Disclosure Statement; and

         (iv) 98,976 were issued to shareholders of record on December 20, 1994. Of the 510,000 shares to be issued to holders of allowed general unsecured claims, approximately 63,000 shares are being held by the Company to satisfy the remaining disputed claims of unsecured creditors. Once these claims are settled the 63,000 shares will be redistributed based on the final valuation of all general unsecured claims.

3.       FRESH START ACCOUNTING

         The Company has accounted for the reorganization by using the principles of fresh start accounting, as required by SOP 90-7. The Company was required to adopt fresh start reporting because holders of the existing voting shares immediately prior to filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity, and its reorganization value was less than the total of its post-petition liabilities and allowed claims. Under the principles of fresh start accounting, the Company's total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible assets on the basis of their estimated fair value.

         The Company's net reorganization value was determined to be approximately $1,000,000. The net reorganization value was based principally on cash infusions received for the issuance of new common stock and was approved by the Bankruptcy Court.

         As a result of the implementation of fresh start accounting, the financial statements of the Company after consummation of the plan are not comparable to the Company's financial statements of prior periods.

4.       INCOME TAXES

         No provision for federal income taxes has been made by the Company, as it has substantial Net Operating Loss carry forwards available to offset against current income.

                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND GENERAL INFORMATION

         On February 4, 1994 (the "Petition Date"), the Company and certain of its subsidiaries (the "Chapter 11 Entities") filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the Eastern District of Virginia, Newport News Division (the "Bankruptcy Court").

         On December 28, 1994, a Joint Plan of Reorganization dated August 31, 1994, as amended, confirmed and decreed by order of the Bankruptcy Court (the "Plan"), became effective pursuant to an order of the Bankruptcy Court. The Plan restructured and satisfied the claims of the creditors of the Chapter 11 Entities and the interests of shareholders of the Company.

         The Company accounted for the reorganization effected by the Plan through the principles of "fresh start" accounting, as required by Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants. As a result, the financial statements of the Company for the post bankruptcy period are not comparable in all respects to the Company's financial statements of prior periods.

RESULTS OF OPERATIONS

         Revenues

         Total revenues for the three months ended July 31, 1995 and 1994 were $3,286,637 and $3,072,461, respectively. The 7% increase in revenue is a result of (i) a 22% increase in contract revenues due to the contract with the U.S. Navy/Naval Weapons Center in China Lake, California (the "China Lake contract") to provide Metro III aircraft necessary to accomplish naval transportation, which was awarded in October, 1994, and subcontract revenue from the Continental United States Commercial Services Contract (the "CAS Conus contract") and (ii) a 13.6% increase in fixed base operations, partially offset by (iii) a 100% decrease in flight school revenues caused by the lease of the Company's flight school operations to an unaffiliated party and (iv) a 21% decline in repair facility revenues.

         Cost of Services

         Cost of services for the three months ended July 31, 1995 and 1994 were $2,350,866 and $2,172,862, respectively. The 8.2% increase in cost of services is a result of increased operating costs due to new business (primarily the CAS Conus and China Lake contracts), partially offset by a reduction in cost of services caused by the lease of the flight school operations.

         Depreciation and Amortization

         Depreciation and amortization for the three months ended July 31, 1995 and 1994 were $205,460 and $203,490, respectively. The 1% increase reflects a relatively stable level of aircraft and facilities over the last year.

         General Corporate and Administrative

         General corporate and administrative expenses for the three months ended July 31, 1995 and 1994 were $495,321 and $772,465, respectively. The 35% decline is primarily the result of reduced legal and other bankruptcy related costs, which were substantial in the prior year, partially offset by increased marketing costs due to the Company's allocation of increased personnel and greater resources towards the pursuit of new business initiatives.

         Interest

         Interest expense for the three months ended July 31, 1995 and 1994 was $161,617 and $46,275, respectively. The 249% increase is due to the fact that most of the Company's debt in the prior year did not accrue interest because of the bankruptcy proceedings.

         Net Income (Loss)

         As a result of the foregoing, the Company's net income for the three months ended July 31, 1995 was $72,283, or $.07 per share of the Company's common stock, compared to a loss of ($122,631), or ($.01) per share for the three months ended July 31, 1994. The weighted average number of shares used in computing per share earnings decreased from 9.9 million shares for the three months ended July 31, 1994 to 1.0 million shares for the three months ended July 31, 1995 as a result of the confirmation of the Plan.

         Liquidity and Capital Resources

         The Company operates in a capital intensive industry. Typically major expenses are incurred in connection with the initiation of a new contract. These costs can be reduced through leasing arrangements and advance payments from customers, if these are obtainable. The Company believes that it will be able to arrange through available means the financing of these initial contract costs when necessary, although no assurance can be given.

         The Plan included a favorable restructuring of all of the Company's indebtedness, and the Company's aircraft and parts inventory currently is financed over periods averaging six years with interest rates fixed at 7-8%. The mortgage on the leasehold improvements at the fixed base operations, including the headquarters building and adjoining hangars, will need to be refinanced or paid in February 1997, and there can be no assurance that the Company will be able to complete such refinancing or payment. The facilities are in excess of current Company needs and management has attempted, without success, to sell or sublease a portion of its office or hangar space. Management intends to continue to seek the sale or sublease of this space unless business conditions shall justify otherwise.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 5, 1995                   THE FLIGHT INTERNATIONAL GROUP,
                                           INC.

                                           By: /s/ David E. Sandlin
                                               ---------------------------------
                                               David E. Sandlin
                                               Principal Executive Officer

                                           By: /s/ Wayne M. Richmon
                                               ---------------------------------
                                               Wayne M. Richmon
                                               Principal Financial Officer

                                EXHIBIT INDEX


Exhibit
Number                   Description                           Page
-------                  -----------                           ----
27                       Financial Data Schedule