Form 10QSB
period 1995-10-31
FLIGHT INTERNATIONAL GROUP INC
filed 1995-12-14
CIK 732775

        U.S. Securities and Exchange Commission, Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 1995
                                               ----------------

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                               ----------------------    ----------------------

                        Commission file number 2-87778A
                                               --------

                      THE FLIGHT INTERNATIONAL GROUP, INC.
                      ------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Georgia                                             58-1476225
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

Newport News/Williamsburg International Airport, Newport News, VA         23602
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (804) 886-5500
                           -------------------------
                           Issuer's telephone number


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes       No  X  .
   -----    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  X    No     .
   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of December 12, 1995, there were 998,974 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format [check one]: Yes      No  X
                                                              -----   -----

                                     PART 1
                             FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

         The Flight International Group, Inc. (the "Company") files herewith condensed consolidated balance sheets of the Company and its subsidiaries as of October 31, 1995 (unaudited) and April 30, 1995 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three months ended October 31, 1995 and 1994, and unaudited condensed consolidated statements of cash flows for the three months ended October 31, 1995 and 1994, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim period presented. Operating results for any quarter are not necessarily indicative of results for any future period. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended April 30, 1995.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS


                                                                  October 31, 1995              April 30 ,1995
                                                                     (Unaudited)
                                                                  ----------------              --------------

CURRENT ASSETS
  Cash                                                            $        568,101              $      601,744
  Accounts Receivable, net                                               2,386,465                   1,809,891
  Inventories                                                            1,332,504                   1,376,818
  Prepaid expenses, deposits and other                                     847,184                     564,186
                                                                  ----------------              --------------

Total current assets                                                     5,134,254                   4,352,639


PROPERTY AND EQUIPMENT, NET                                              7,471,075                   7,821,152

OTHER ASSETS                                                                66,453                      29,208
                                                                  ----------------              --------------


                                                                  $     12,671,782              $   12,202,999
                                                                  ================              ==============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     October 31, 1995               April 30 ,1995
                                                                        (Unaudited)
                                                                      ----------------              --------------

CURRENT LIABILITIES
  Accounts payable                                                    $        170,243              $       69,414
  Deferred revenue                                                             550,113                     277,478
  Accrued expenses and other liabilities                                     1,950,002                   1,902,435
  Long-term debt due currently                                                 976,347                     871,357
                                                                      ----------------              --------------

Total current liabilities                                                    3,646,705                   3,120,684

OTHER NON-CURRENT LIABILITIES                                                1,604,496                   1,361,680

LONG-TERM DEBT, LESS CURRENT MATURITIES                                      6,236,016                   6,843,080
                                                                      ----------------              --------------

Total liabilities                                                           11,487,217                  11,325,444
                                                                      ----------------              --------------

STOCKHOLDERS' EQUITY

  Common stock                                                                   9,990                       9,990
  Additional paid in capital                                                   988,986                     988,986
  Treasury stock                                                                (1,769)                     (1,769)
  Retained Earnings (accumulated deficit)                                      187,358                    (119,652)
                                                                      ----------------              --------------

Total stockholders' equity                                                   1,184,565                     877,555
                                                                      ----------------              --------------


                                                                      $     12,671,782              $   12,202,999
                                                                      ================              ==============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                       For the Three Months Ended                For the Six Months Ended
                                                October 31, 1995      October 31, 1994    October 31, 1995     October 31, 1994
                                                --------------------------------------    -------------------------------------

REVENUES                                        $        3,758,098   $       2,955,386    $       7,044,735   $       6,027,847

OPERATING COSTS AND EXPENSES
  Costs of services                                      2,673,369           2,063,376            5,024,235           4,236,238
  Depreciation and amortization                            220,412             199,784              425,872             403,274
  General, corporate and administrative                    476,948             433,970              972,269           1,206,435
                                                --------------------------------------    -------------------------------------


Total operating costs and expenses                       3,370,729           2,697,130            6,422,376           5,845,947

INCOME (LOSS) BEFORE OTHER (INCOME)                        387,369             258,256              622,359             181,900
    EXPENSES

OTHER (INCOME) EXPENSES
  Interest expense                                         151,841              48,823              313,459              95,098
  Income tax                                                   800                   0                1,890                   0
                                                --------------------------------------    -------------------------------------


Total other expenses                                       152,641              48,823              315,349              95,098

NET INCOME (LOSS)                               $          234,728   $         209,433    $         307,010   $          86,802
                                                ======================================    =====================================




NET INCOME (LOSS) PER COMMON SHARE              $             0.24   $            0.02    $            0.31   $            0.01
                                                ======================================    =====================================



WEIGHTED AVERAGE NUMBER OF SHARES                          998,976           9,899,713              998,976           9,899,713
                                                ======================================    =====================================




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          For the Six Months Ended
                                                                    October 31, 1995     October 31, 1994
                                                                    -------------------------------------

OPERATING ACTIVITIES
  Net income (loss)                                                 $        307,010     $         86,802

  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities
    Depreciation and amortization                                            425,872              403,274
    Engine reserve                                                           123,247              165,345
    Changes in operating assets and liabilities
      Accounts receivable                                                   (576,574)            (250,077)
      Inventories                                                             44,314             (130,231)
      Prepaid expenses                                                      (282,998)              47,158
      Accounts payable                                                       100,829              113,235
      Accrued expenses and other liabilities                                 (75,680)            (813,921)
      Deferred revenue                                                       515,451                6,206
                                                                    -------------------------------------


Net cash provided by (used in) operating activities                          581,471             (372,209)


INVESTING ACTIVITIES
  Sale (Purchase) of property and equipment                                  (75,795)             375,618
  Net (increase) decrease in other assets                                    (37,245)             728,994
                                                                    -------------------------------------

Net cash provided by (used in) investing activities                         (113,040)           1,104,612

FINANCING ACTIVITIES
Repayment of long-term debt                                                 (502,074)            (439,735)
                                                                    -------------------------------------

Net cash provided by (used in) financing activities                         (502,074)            (439,735)

NET (DECREASE) INCREASE IN CASH AND                                          (33,643)             292,668
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 601,744              147,071

CASH AND CASH EQUIVALENTS, END OF QUARTER                           $        568,101     $        439,739
                                                                    =====================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                   Interest paid                                    $        314,138     $         90,000
                   Income taxes paid                                $          1,890     $              0



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


3.       FRESH START ACCOUNTING

         The Company has accounted for the reorganization by using the principles of fresh start accounting, as required by SOP 90- 7. The Company was required to adopt fresh start reporting because holders of the existing voting shares immediately prior to filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity, and its reorganization value was less than the
         total of its post-petition liabilities and allowed claims.   Under the
         principles of fresh start accounting, the Company's total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible assets on the basis of their estimated fair value.

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

RESULTS OF OPERATIONS

         Revenues

         Total revenues for the three months ended October 31, 1995 and 1994 were $3,758,098 and $2,955,386, respectively. For the six months ended October 31, 1995 and 1994, total revenues were $7,044,735 and $6,027,847, respectively.

         The 17% increase in revenue for the six months ended October 31, 1995 over the comparable prior year period is a result of (i) a 27% increase in contract revenues due to the contract with the U.S. Navy/Naval Weapons Center in China Lake, California (the "China Lake contract") to provide Metro III aircraft necessary to accomplish naval transportation, which was awarded in October, 1994, and increased revenue from the Continental United States Commercial Services Contract (the "CAS Conus contract") and the United States Naval Weapons Center, Patuxent River, Maryland Contract (the "Patuxent River contract"), (ii) a 15% increase in fixed base operations and (iii) a 9% increase in repair facility revenues, partially offset by (iv) a 100% decrease in flight school revenues caused by the lease and subsequent sale of the Company's flight school operations to an unaffiliated party.

         Cost of Services

         Cost of services for the three months ended October 31, 1995 and 1994 were $2,673,369 and $2,063,376, respectively. For the six months ended October 31, 1995 and 1994, the cost of services was $5,024,236 and $4,236,238, respectively. The 19% increase in cost of services for the six months ended October 31, 1995 over the comparable prior year period is a result of increased operating costs due to new business (primarily the CAS Conus, China Lake and Patuxent River contracts), partially offset by a reduction in cost of services caused by the lease and subsequent sale of the flight school operations.

         Depreciation and Amortization

         Depreciation and amortization for the three months ended October 31, 1995 and 1994 were $220,412 and $199,784, respectively. For the six months ended October 31, 1995 and 1994, depreciation and amortization were $425,872 and $403,274, respectively. The 6% increase in cost of services for the six months ended October 31, 1995 over the comparable prior year period is a result of a relatively stable level of aircraft and facilities and an increased utilization rate.

         General Corporate and Administrative

         General corporate and administrative expenses for the three months ended October 31, 1995 and 1994 were $476,948 and $433,970, respectively. For the six months ended October 31, 1995 and 1994, general corporate and administrative expenses were $979,269 and $1,206,435, respectively. The 19% decline in general corporate and administrative expenses for the six months ended October 31, 1995 over the comparable prior year period is primarily the result of reduced legal and other bankruptcy related costs, which were substantial in the prior year, partially offset by increased marketing costs due to the Company's allocation of increased personnel and greater resources towards the pursuit of new business initiatives.

         Interest

         Interest expense for the three months ended October 31, 1995 and 1994 was $151,841 and $48,823, respectively. For the six months ended October 31, 1995 and 1994, interest expense was $313,459 and $95,098, respectively. The 231% increase in interest expense for the six month period ended October 31, 1995 over the comparable prior year period is due to the fact that most of the Company's debt in the prior year did not accrue interest because of the bankruptcy proceedings.

         Net Income (Loss)

         As a result of the foregoing, the Company's net income for the three months ended October 31, 1995 was $234,728, or $.24 per share of the Company's common stock, compared net income of $209,433, or $.02 per share for the three months ended October 31, 1994. For the six months ended October 1995, the Company's net income was $307,010, or $.31 per share, compared to $86,802, or $.01 per share for the six months ended October 31, 1994. The weighted average number of shares used in computing per share earnings decreased from 9.9 million shares for the three and six months periods ended October 31, 1994 to 1.0 million shares for the three and six months periods ended October 31, 1995 as a result of the confirmation of the Plan.

         Liquidity and Capital Resources

         The Company has funded its operations primarily through cash flows from operations and bank indebtedness. The Company's operating activities provided cash of approximately $581,471 for the six months ended October 31, 1995 while using $372,209 in the comparable prior year period. For the six months ended October 31, 1995, cash from operations was primarily provided by net income and increases in deferred revenue, offset by increases in accounts receivable and prepaid expenses.

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

         The Plan included a favorable restructuring of all of the Company's indebtedness, and the Company's aircraft and parts inventory currently is financed over periods averaging six years with interest rates fixed at 7-8%. The mortgage on the leasehold improvements at the fixed base operations, including the headquarters building and adjoining hangars, will need to be refinanced or paid in February 1997, and there can be no assurance that the Company will be able to complete such refinancing or payment. The facilities are in excess of current Company needs and management has attempted, without success, to sell or sublease a portion of its office or hangar space. Management intends to continues to seek the sale or sublease of this space unless business conditions shall justify otherwise.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 13, 1995              THE FLIGHT INTERNATIONAL GROUP, INC.


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