Form 10QSB
period 1996-01-31
FLIGHT INTERNATIONAL GROUP INC
filed 1996-03-18
CIK 732775

         U.S. Securities and Exchange Commission, Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1996

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to

                         Commission file number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

             Georgia                                              58-1476225
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

Transitional Small Business Disclosure Format [check one]: Yes    No X
                                                              ---   ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Flight International Group, Inc. (the "Company") files herewith condensed consolidated balance sheets of the Company and its subsidiaries as of January 31, 1996 (unaudited) and April 30, 1995 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three months and nine months ended January 31, 1996 and 1995, and unaudited condensed consolidated statements of cash flows for the nine months ended January 31, 1996 and 1995, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. Operating results for any quarter are not necessarily indicative of results for any future period. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended April 30, 1995.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 January 31, 1996  April 30 ,1995
                                                    (Unaudited)
                                                   -----------      -----------
CURRENT LIABILITIES
  Accounts payable                                 $   143,265      $    69,414
  Deferred revenue                                     572,491          277,478
  Accrued expenses and other liabilities             1,821,192        1,902,435
  Long-term debt due currently                         977,913          871,357
                                                   -----------      -----------

Total current liabilities                            3,514,861        3,120,684

OTHER NON-CURRENT LIABILITIES                        1,526,643        1,361,680

LONG-TERM DEBT, LESS CURRENT MATURITIES              5,947,408        6,843,080
                                                   -----------      -----------
Total liabilities                                   10,988,912       11,325,444
                                                   -----------      -----------
STOCKHOLDERS' EQUITY
  Common stock                                           9,990            9,990
  Additional paid in capital                           988,986          988,986
  Treasury stock                                        (1,769)          (1,769)
  Retained Earnings (accumulated deficit)                7,344         (119,652)
                                                   -----------      -----------
Total stockholders' equity                           1,004,551          877,555
                                                   -----------      -----------
                                                   $11,993,463      $12,202,999
                                                   ===========      ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

                                             January 31, 1996      April 30 ,1995
                                                (Unaudited)
                                            --------------------   --------------
CURRENT ASSETS
  Cash                                               $   498,821     $   601,744
  Accounts Receivable, net                             1,616,492       1,809,891
  Inventories                                          1,270,566       1,376,818
  Prepaid expenses, deposits and other                 1,126,987         564,186
                                                     -----------     -----------

Total current assets                                   4,512,866       4,352,639

PROPERTY AND EQUIPMENT, NET                            7,425,565       7,821,152
OTHER ASSETS                                              55,032          29,208
                                                     -----------     -----------

                                                     $11,993,463     $12,202,999
                                                     ===========     ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months Ended                  For the Nine Months Ended
                                              January 31, 1996        January 31, 1995    January 31, 1996      January 31, 1995
                                              ----------------------------------------    --------------------------------------
Revenues                                          $2,499,342            $ 1,958,092          $9,544,077            $ 7,985,939

Operating costs and expenses
  Costs of services                                1,940,939              3,080,763           6,965,174              7,317,001
  Depreciation and amortization                      187,794                184,024             613,666                587,298
  General, corporate and administrative              408,065                522,746           1,380,333              1,729,181
                                                  ---------------------------------          ---------------------------------
Total operating costs and expenses                 2,536,798              3,787,533           8,959,173              9,633,480
                                                  ---------------------------------          ---------------------------------
Income (loss) before other (income)
    expenses                                         (37,456)            (1,829,441)            584,904             (1,647,541)
                                                  ---------------------------------          ---------------------------------

Other (income) expenses
  Interest expense                                   142,558                150,188             456,017                245,286
  Litigation Settlements                                   0               (202,930)                                  (202,930)
  Write down of assets to fair market value                0                374,589                                    374,589
  Income tax                                               0                      0               1,890                      0
                                                  ---------------------------------          ---------------------------------
Total other expenses                                 142,558                321,847             457,907                416,945
                                                  ---------------------------------          ---------------------------------
Income (loss) before extraordinary item             (180,014)            (2,151,288)            126,997             (2,064,486)

Extraordinary item
  Gain on discharge of prepetition liabilities                           23,206,351                                 23,206,351
                                                  ---------------------------------          ---------------------------------
Net income (loss)                                 $ (180,014)           $21,055,063          $  126,997            $21,141,865
                                                  ---------------------------------          ---------------------------------
Net income (loss) per common share                $    (0.18)           $      2.13          $     0.13            $      2.14
                                                  =================================          =================================
Weighted average number of shares                    998,976              9,899,713             998,976              9,899,713
                                                  =================================          =================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Nine Months Ended
                                                      January 31, 1996    January 31, 1995
                                                     ---------------------------------------
OPERATING ACTIVITIES
  Net income                                               $ 126,997            $ 21,141,865
  Adjustments to reconcile net income to
   net cash provided by operating activities
    Depreciation and amortization                            613,666                 587,298
    Engine reserve                                           158,400                 318,962
    Provision for write down of assets                                               374,589
    Loss on sale of assets                                                            94,318
    Extraordinary gain on extinguishment of
       prepetition liabilities                                                   (23,206,351)
    Reorganization adjustments                                                       233,856
    Changes in operating assets and liabilities
      Accounts receivable                                    193,399                 583,297
      Inventories                                            106,252               1,637,673
      Prepaid expenses                                      (562,801)                352,978
      Accounts payable                                        73,851              (2,497,604)
      Accrued expenses and other liabilities                (239,644)              2,291,706
      Deferred revenue                                       459,976                 (24,426)
                                                           ---------------------------------

Net cash provided by operating activities                    930,096               1,888,161

INVESTING ACTIVITIES

  Sale (Purchase) of property and equipment                 (218,079)              1,054,560
  Net (increase) decrease in other assets                    (25,824)               (137,455)
                                                           ---------------------------------
Net cash provided by (used in) investing activities         (243,903)                917,105

FINANCING ACTIVITIES

  Repayment of long-term debt                               (789,116)             (1,964,312)
                                                           ---------------------------------

Net cash provided by (used in) financing activities         (789,116)             (1,964,312)
                                                           ---------------------------------
NET (DECREASE) INCREASE IN CASH AND                         (102,923)                840,954
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               601,744                 147,071
                                                           ---------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 498,821               $ 988,025
                                                           =================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                   Interest paid                           $ 456,017               $ 245,286
                   Income taxes paid                       $   1,890               $       0


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

2.       REORGANIZATION AND EMERGENCE FROM CHAPTER 11

On February 4, 1994, The Flight International Group, Inc. ("Flight") and its subsidiaries, Flight International, Inc. ("FII"), Flight International of Florida, Inc. ("FIF"), and Flight International Aviation, Inc. ("FIA") (collectively, the "Company") filed voluntary petitions in the United States Bankruptcy Court in the Eastern District of Virginia (the "Bankruptcy Court") for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). On December 8, 1994, the Bankruptcy Court entered an order confirming the Company's joint plan of reorganization (the "Plan"), and the Plan became effective on December 28, 1994 (the "Effective Date").

For accounting purposes, the effective date is deemed to be December 31, 1994. As a result, comparative statements for the three months ended January 31, 1995 include one month after the effective date and two months prior to the effective date, and the nine months ended January 31, 1995 includes one month after the effective date and eight months prior to the effective date.

Pursuant to the Plan, a total of 1,000,000 shares of new common stock were authorized and 998,976 shares were issued. The 9,899,713 shares of common stock previously outstanding were cancelled. The shares of new common stock were distributed as follows:

                 (i) 510,000 shares were issued to holders of allowed general unsecured claims;

                (ii) 290,000 shares were issued to Flight management group, as identified in the Disclosure Statement (as defined in Item 2 below), in exchange for an equity investment of $290,000 in the reorganized company;

               (iii) 100,000 shares were issued to the Flight management, as identified in the Disclosure Statement; and

                (iv) 98,976 shares were issued to shareholders of record on December 20, 1994.

Of the 510,000 shares to be issued to holders of allowed general unsecured claims, approximately 63,000 shares are being held by the Company to satisfy remaining disputed claims of unsecured creditors. Once these claims are settled, the 63,000 shares will be redistributed based on the final valuation of all general unsecured claims.

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

RESULTS OF OPERATIONS

         Revenues

         Total revenues for the three months ended January 31, 1996 and 1995 were $2,499,342 and $1,958,092 respectively. For the nine months ended January 31, 1996 and 1995, total revenues were $9,544,077 and $7,985,939, respectively.

         The 20% increase in revenue for the nine months ended January 31, 1996 over the comparable prior year period is a result of (i) a 24% increase in flight operation revenues resulting from the contract with the U.S. Navy/Naval Weapons Center in China Lake, California (the "China Lake Contract") to provide Metro III aircraft necessary to accomplish naval transportation, which was awarded in October 1994, and increased revenue from the Continental United States Commercial Services Contract (the "CAS Conus Contract") and the United States Naval Weapons Center, Patuxent River, Maryland Contract (the "Patuxent River Contract"); (ii) a 14% increase in revenues from fixed base operations; and (iii) a 35% increase in repair facility revenues, partially offset by (iv) a 100% decrease in flight school revenues caused by the lease and subsequent sale of the Company's flight school operations to an unaffiliated party.

         Cost of Services

         Cost of services for the three months ended January 31, 1996 and 1995 were $1,940,939 and $3,080,763, respectively. For the nine months ended January 31, 1996 and 1995, the cost of services was $6,965,174 and $7,317,001, respectively. The 59% decrease in cost of services for the three months ended January 31, 1996 over the comparable prior year period is primarily the result of certain accounting adjustments which were related to the write-down of assets in connection with the Company's bankruptcy proceedings. The 5% decrease in cost of services for the nine months ended January 31, 1996 over the comparable prior year period is a result of increased operting costs due to new business (primarily the CAS Conus, China Lake and Patuxent River Contracts), offset by a reduction in cost of services from the fixed base operations, maintenance operations and from the lease and subsequent sale of the flight school operations.

         Depreciation and Amortization

         Depreciation and amortization for the three months ended January 31, 1996 and 1995 were $187,794 and $184,024, respectively. For the nine months ended January 31, 1996 and 1995, depreciation and amortization were $613,666 and $587,298, respectively. The 4% increase in depreciation for the nine months ended January 31, 1996 over the comparable prior year period is a result of a relatively stable level of aircraft and facilities and an increased utilization rate.

         General Corporate and Administrative

         General corporate and administrative expenses for the three months ended January 31, 1996 and 1995 were $408,065 and $522,746, respectively. For the nine months ended January 31, 1996 and 1995, general corporate and administrative expenses were $1,380,333 and $1,729,181, respectively. The decline in general corporate and administrative expenses for both the three months and the nine months ended January 31, 1996 over the comparable prior year periods is primarily the result of reduced legal and other bankruptcy related costs, which were substantial in the prior year, partially offset by increased marketing costs due to the Company's allocation of increased personnel and greater resources towards the pursuit of new business initiatives.

         Interest

         Interest expense for the three months ended January 31, 1996 and 1995 was $142,558 and $150,188, respectively. For the nine months ended January 31, 1996 and 1995, interest expense was

$456,017 and $245,286, respectively. The 86% increase in interest expense for the nine month period ended January 31, 1996 over the comparable prior year period is due to the fact that most of the Company's debt in the prior year did not begin accruing interest until the effective date of the Plan.

         Net Income (Loss)

         As a result of the foregoing, the Company's net loss before extraordinary item for the three months ended January 31, 1996 was $180,014, or $.18 per share of the Company's common stock, compared to a net loss before extraordinary item of $2,151,288, or $.22 per share for the three months ended January 31, 1995. For the nine months ended January 31, 1996, the Company's net income before extraordinary item was $126,997, or $.13 per share, compared to a net loss before extraordinary item of $2,064,486, or $.21 per share for the nine months ended January 31, 1995. The weighted average number of shares used in computing per share earnings decreased from 9.9 million shares for the three and nine months periods ended January 31, 1995 to 1.0 million shares for the three and nine months periods ended January 31, 1996 as a result of the confirmation and implementation of the Plan.

         Liquidity and Capital Resources

         The Company has funded its operations primarily through cash flows from operations and bank indebtedness. The Company's operating activities provided cash of approximately $930,097 for the nine months ended January 31, 1996, while providing $1,888,161 in the comparable prior year period. For the nine months ended January 31, 1996, cash from operations was primarily provided by net income and increases in deferred revenue, offset by increases in accrued expenses and prepaid expenses.

         The Company operates in a capital intensive industry. Typically, major expenses are incurred in connection with the initiation of a new contract. These costs can be reduced through leasing arrangements and advance payments from customers, if these are obtainable. The Company believes that it will be able to arrange through available means the financing of these initial contract costs when necessary, although no assurance can be given.

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

Dated: March 14, 1996              THE FLIGHT INTERNATIONAL
                                   GROUP, INC.

                                   By:_____________________________________
                                      David E. Sandlin
                                      Principal Executive Officer

                                   By:_____________________________________
                                      Wayne M. Richmon
                                      Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number              Description                                Page
-----               -----------                                ----
27                  Financial Data                            Schedule