Form 10QSB
period 1996-07-31
FLIGHT INTERNATIONAL GROUP INC
filed 1996-10-11
CIK 732775

         U.S. Securities and Exchange Commission, Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1996

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________________________to_______________________

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

                                 (804) 886-5500
                            Issuer's telephone number

    ________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No _X_

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of October 1, 1996, there were 998,974 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format [check one]:  Yes ___ No _X_

                                     PART 1
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

      The Flight International Group, Inc. (the "Company") files herewith unaudited condensed consolidated balance sheets of the Company and its subsidiaries as of July 31, 1996 (unaudited) and April 30, 1996 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three months ended July 31, 1996 and 1995, and unaudited condensed consolidated statements of cash flows for the three months ended July 31, 1996 and 1995, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim period presented. Operating results for any quarter are not necessarily indicative of results for any future period. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended April 30, 1996.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

                                                    July 31, 1996   April 30 ,1996
                                                     (Unaudited)
                                                     -----------      ----------
CURRENT ASSETS
  Cash                                               $   566,148      $1,178,779
  Accounts Receivable, net                             2,084,452       1,380,803
  Inventories                                          1,708,280       1,729,503
  Prepaid expenses, deposits and other                 1,190,701         786,985
                                                     -----------      ----------
Total current assets                                   5,549,581       5,076,070

PROPERTY AND EQUIPMENT, NET                            4,540,772       4,532,658

OTHER ASSETS                                              39,009          31,116

                                                     $10,129,362      $9,639,844
                                                     ===========      ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 July 31, 1996    April 30, 1996
                                                  (Unaudited)
                                                  ------------      -----------
CURRENT LIABILITIES
  Accounts payable                                $    408,340      $   174,286
  Deferred revenue                                     627,849          598,145
  Accrued expenses and other liabilities             1,567,004        1,580,820
  Long-term debt due currently                         546,371          599,533
                                                  ------------      -----------
Total current liabilities                            3,149,564        2,952,784

OTHER NON-CURRENT LIABILITIES                        1,558,149        1,659,855

LONG-TERM DEBT, LESS CURRENT MATURITIES              3,887,833        4,034,355

Total liabilities                                    8,595,546        8,646,994

STOCKHOLDERS' EQUITY
  Common stock                                           9,990            9,990
  Additional paid in capital                           988,986          988,986
  Treasury stock                                        (1,769)          (1,769)
  Retained Earnings                                    536,609           (4,357)

Total stockholders' equity                           1,533,816          992,850

                                                  $ 10,129,362      $ 9,639,844
                                                  ============      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three           Three
                                                     Months Ended    Months Ended
                                                    July 31, 1996   July 31, 1995
                                                      ----------      ----------
REVENUES                                              $4,744,826      $3,286,637

OPERATING COSTS AND EXPENSES
  Costs of services                                    3,468,100       2,350,866
  Depreciation and amortization                          145,374         205,460
  General, corporate and administrative                  494,437         495,321
                                                      ----------      ----------
Total operating costs and expenses                     4,107,911       3,051,647

INCOME (LOSS) BEFORE OTHER (INCOME)                      636,915         234,990
    EXPENSES

OTHER (INCOME) EXPENSES
  Interest expense                                        95,949         161,617
  Income tax                                                   0           1,090
                                                      ----------      ----------
Total other expenses                                      95,949         162,707

NET INCOME (LOSS)                                     $  540,966      $   72,283
                                                      ==========      ==========
NET INCOME (LOSS) PER COMMON SHARE                    $     0.54      $     0.07
                                                      ==========      ==========
WEIGHTED AVERAGE NUMBER OF SHARES                        998,976         998,976
                                                      ==========      ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three          Three
                                                       Months Ended   Months Ended
                                                      July 31, 1996  July 31, 1995
                                                       -----------     ---------
OPERATING ACTIVITIES
  Net income (loss)                                    $   540,966     $  72,283
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities
    Depreciation and amortization                          145,374       205,460
    Engine reserve                                          29,992       (36,787)
    Changes in operating assets and liabilities
      Accounts receivable                                 (703,649)      352,672
      Inventories                                           21,223        11,007
      Prepaid expenses                                    (403,716)     (252,577)
      Accounts payable                                     234,054       (11,479)
      Accrued expenses and other liabilities               (43,808)     (102,111)
      Deferred revenue                                     (72,002)       59,499
                                                       -----------     ---------
Net cash provided by (used in) operating activities       (251,566)      297,967

INVESTING ACTIVITIES
  Sale (Purchase) of property and equipment               (153,488)      (30,241)
  Net (increase) decrease in other assets                   (7,893)       (9,267)
                                                       -----------     ---------
Net cash provided by (used in) investing activities       (161,381)      (39,508)

FINANCING ACTIVITIES
  Repayment of long-term debt                             (199,684)     (252,759)
                                                       -----------     ---------
Net cash provided by (used in) financing activities       (199,684)     (252,759)

NET (DECREASE) INCREASE IN CASH AND                    ($  612,631)    $   5,700
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           1,178,779       601,744

CASH AND CASH EQUIVALENTS, END OF PERIOD               $   566,148     $ 607,444
                                                       ===========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                   Interest paid                           104,525       160,013
                   Income taxes paid                             0         1,090

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

      Pursuant to the Plan, a total of 1,000,000 shares of new common stock were authorized and 998,976 shares were issued. The 9,899,713 shares of common stock previously outstanding were canceled. The shares of new common stock were distributed as follows:

           (i) 510,000 shares were issued to holders of allowed general unsecured claims;

           (ii) 290,000 shares were issued to members of the Company's management, in exchange for an equity investment of $290,000 in the reorganized company;

           (iii) 100,000 shares were issued to the members of the Company's management as compensation; and

           (iv) 98,976 shares were issued to shareholders of record on December 20, 1994.

                  Of the 510,000 shares to be issued to holders of allowed general unsecured claims, approximately 51,000 shares are being held by the Company to satisfy remaining disputed claims of unsecured creditors. As of the date of filing this quarterly report, no shares remained in dispute, although some resolved disputes still require paperwork which has not been completed. The Company anticipates that a final distribution of the remaining shares will be completed by December 31, 1996.

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

      In August 1996, the Company was awarded a major contract. The Commercial Air Services- Military Operations Support (CAS-MOS) contract is a derivative of the original government contract won by the Company in 1980 and operated until September 1993. The new contract runs for one base year with four option years which the government has, and starts October 1, 1996. Annual revenues from this contract are anticipated to be $12 to $22 million; however, CAS-MOS replaces $4.5 million in existing business from Sentel and Pax River. Therefore, the net increase from this contract is estimated to be $7.5 to $17.5 million, or an increase of 60% to 140% over fiscal year 1996 actual revenue, and is expected to constitute a substantial portion of the Company's revenues. The Company does not anticipate any significant problems in obtaining the resources necessary to service this contract, although there can be no assurance thereof.

      In February 1996, the Company was awarded a new contract to provide Military Free Fall Flight Support (MFF) to the United States Army. This contract runs for a base period which ended September 30, 1996 and four one year option periods. The Army has exercised its first such option, for the contract to continue through September 30, 1997. Total projected revenues are $7 million over the five year period assuming all option periods are exercised. The MFF contract is significant because it represents the Company's first contract relating to Army training. There can be no assurance that the Government will exercise its options on either the MFF or CAS-MOS contracts.

RESULTS OF OPERATIONS

      Revenues

      Total revenues for the three months ended July 31, 1996 and 1995 were $4,744,826 and $3,286,637, respectively. The 44% increase in revenue is the result of a $1.3 million increase in repair station revenues primarily related to aircraft modifications for a customer which was completed during the quarter. In addition, flight operations were up 9%, continuing the upward trend from the prior year of increased utilization of aircraft.

      Cost of Services

      Cost of services for the three months ended July 31, 1996 and 1995 were $3,468,100 and $2,350,866, respectively. The 48% increase in cost of services is a result of increased operating costs due to the aircraft modification work, as well as an increase in flight operating costs resulting from the start-up of the MFF contract (work began in June), and lower margins on two of the contracts being replaced by the new CAS-MOS contract.

      Depreciation and Amortization

      Depreciation and amortization for the three months ended July 31, 1996 and 1995 were $145,374 and $205,460, respectively. The decrease reflects the sale and subsequent leaseback of three aircraft in April 1996.

      General Corporate and Administrative

      General corporate and administrative expenses for the three months ended July 31, 1996 and 1995 were $494,437 and $495,321, respectively. The relative stability of these expenses indicates the Company's success during this quarter in containing overhead costs in spite of increasing revenues.

      Interest

      Interest expense for the three months ended July 31, 1996 and 1995 was $95,949 and $161,617, respectively. The 41% decrease is a result of the reduction in debt from the elimination of the Company's indebtedness to Michigan National Bank in April 1996.

      Net Income (Loss)

      As a result of the foregoing, the Company's net income for the three months ended July 31, 1996 was $540,966, or $.54 per share of the Company's common stock, compared to $72,283, or $.07 per share for the three months ended July 31, 1995. The weighted average number of shares used in computing per share earnings for the three months ended July 31, 1996 and 1995 was 998,976.

      Liquidity and Capital Resources

      The Company has funded its operations primarily through cash flows from operations and bank indebtedness and a sale-leaseback of certain aircraft effected in April 1996. The Company's operating activities used cash of $251,566 for the three months ended July 31, 1996, while providing $297,967 in the comparable prior year period. An increase in accounts receivable of $700,000 is a result of the increased sales volume. Prepaid expenses also increased by $400,000 primarily due to the $200,000 in deposits on the MFF contract.

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

      The Plan included a favorable restructuring of all of the Company's indebtedness, and the Company's aircraft and parts inventory currently is financed over periods averaging six years with interest rates fixed at 7-8%. The mortgage on the leasehold improvements at the fixed base operations, including the headquarters building and adjoining hangars, was refinanced in April 1996. The facilities are in excess of current Company needs and management has attempted, without success, to sell or sublease a portion of its office or hangar space. Management intends to continue to seek the sale or sublease of this space unless business conditions shall justify otherwise.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings. To the best knowledge of the officers and directors, neither the Company nor any of its officers and directors are party to any legal proceeding or litigation. The officers and directors know of no such litigation being threatened or contemplated.


Item 2.    Changes in Securities.  None.


Item 3.    Defaults Upon Senior Securities.  None.


Item 4.    Submission of Matters to a Vote of Security Holders.  None.


Item 5.    Other Information.  None.


Item 6.    (a) Exhibits.

           Exhibit Number and Description

           27.1  Financial Data Schedule


           (b)  Reports on Form 8-K.  None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 2, 1996                    THE FLIGHT INTERNATIONAL GROUP,
                                          INC.

                                          By:DAVID E. SANDLIN
                                             -------------------------------
                                             David E. Sandlin
                                             Principal Executive Officer

                                          By:WAYNE M. RICHMON
                                             -------------------------------
                                             Wayne M. Richmon
                                             Principal Financial Officer

                                  EXHIBIT INDEX




EXHIBIT NO.                                  DESCRIPTION

    27.1                                Financial Data Schedule