Form 10QSB
period 1996-10-31
FLIGHT INTERNATIONAL GROUP INC
filed 1996-12-16
CIK 732775

         U.S. Securities and Exchange Commission, Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1996

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                 to

                         Commission file number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)
          Georgia                                          58-1476225
(State or other jurisdiction of                          (I.R.S.Employer
 incorporation or organization)                         Identification No.)

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
                                                         Yes       No X
                                                            ---      ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes X       No
                                                                 ---        ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of December 4, 1996, there were 998,976 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format [check one]:    Yes      No X
                                                                 ---     ---

                                     PART 1
                              FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

         The Flight International Group, Inc. (the "Company") files herewith condensed consolidated balance sheets of the Company and its subsidiaries as of October 31, 1996 (unaudited) and April 30, 1996 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three and six months ended October 31, 1996 and 1995, and unaudited condensed consolidated statements of cash flows for the six months ended October 31, 1996 and 1995, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. Operating results for any quarter are not necessarily indicative of results for any future period. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended April 30, 1996.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS


                                               October 31, 1996    April 30 ,1996
                                                  (Unaudited)
                                               ----------------    --------------

CURRENT ASSETS
  Cash                                            $   319,641        $ 1,178,779
  Accounts Receivable, net                          3,098,893          1,380,803
  Inventories                                       2,010,108          1,729,503
  Prepaid expenses, deposits and other              1,081,264            786,985
                                                  -----------        -----------

Total current assets                                6,509,906          5,076,070

PROPERTY AND EQUIPMENT, NET                         4,464,277          4,532,658

OTHER ASSETS                                           36,966             31,116
                                                  -----------        -----------


                                                  $11,011,149        $ 9,639,844
                                                  ===========        ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     October 31, 1996      April 30 ,1996
                                                        (Unaudited)
                                                     ----------------      --------------

CURRENT LIABILITIES
  Accounts payable                                     $    678,683        $    174,286
  Deferred revenue                                          663,646             598,145
  Accrued expenses and other liabilities                  1,952,553           1,580,820
  Notes Payable                                             261,849                  --
  Long-term debt due currently                              556,608             599,533
                                                       ------------        ------------

Total current liabilities                                 4,113,339           2,952,784

OTHER NON-CURRENT LIABILITIES                             1,451,632           1,659,855

LONG-TERM DEBT, LESS CURRENT MATURITIES                   3,721,515           4,034,355
                                                       ------------        ------------

Total liabilities                                         9,286,486           8,646,994
                                                       ------------        ------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 1,000,000 shares
      authorized, 998,976 issued and outstanding              9,990               9,990
  Additional paid in capital                                988,986             988,986
  Treasury stock                                             (1,769)             (1,769)
  Retained Earnings                                         727,456              (4,357)
                                                       ------------        ------------

Total stockholders' equity                                1,724,663             992,850


                                                       $ 11,011,149        $  9,639,844
                                                       ============        ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     For the Three Months Ended                   For the Six Months Ended
                                                October 31, 1996     October 31, 1995      October 31, 1996       October 31, 1995
                                                ----------------     ----------------      ----------------       ----------------

REVENUES                                           $4,321,631            $3,758,098            $9,066,457            $7,044,735

OPERATING COSTS AND EXPENSES
  Costs of services                                 3,390,007             2,673,369             6,858,107             5,024,235
  Depreciation and amortization                       155,410               220,412               300,784               425,872
  General, corporate and administrative               486,261               476,948               980,699               972,269
                                                   ----------            ----------            ----------            ----------

Total operating costs and expenses                  4,031,678             3,370,729             8,139,590             6,422,376

INCOME (LOSS) BEFORE OTHER (INCOME)                   289,953               387,369               926,867               622,359
    EXPENSES

OTHER (INCOME) EXPENSES
  Interest expense                                     98,838               151,841               194,787               313,459
  Income tax                                              267                   800                   267                 1,890
                                                   ----------            ----------            ----------            ----------

Total other expenses                                   99,105               152,641               195,054               315,349

NET INCOME (LOSS)                                  $  190,848            $  234,728            $  731,813            $  307,010
                                                   ==========            ==========            ==========            ==========


NET INCOME (LOSS) PER COMMON SHARE                 $     0.19            $     0.24            $     0.73            $     0.31
                                                   ==========            ==========            ==========            ==========

WEIGHTED AVERAGE NUMBER OF SHARES                     998,976               998,976               998,976               998,976
                                                   ==========            ==========            ==========            ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    For the Six Months Ended
                                                             October 31, 1996        October 31, 1995
                                                             ----------------        ----------------

OPERATING ACTIVITIES
  Net income (loss)                                            $   731,813             $   307,010
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities
    Depreciation and amortization                                  300,784                 425,872
    Engine reserve                                                  93,763                 123,247
    Changes in operating assets and liabilities
      Accounts receivable                                       (1,718,090)               (576,574)
      Inventories                                                 (280,605)                 44,314
      Prepaid expenses                                            (294,279)               (282,998)
      Accounts payable                                             504,397                 100,829
      Accrued expenses and other liabilities                       277,970                 (75,680)
      Deferred revenue                                            (142,722)                515,451
                                                               -----------             -----------

Net cash provided by (used in) operating activities               (526,969)                581,471

INVESTING ACTIVITIES
  Sale (Purchase) of property and equipment                       (232,403)                (75,795)
  Net (increase) decrease in other assets                           (5,850)                (37,245)
                                                               -----------             -----------

Net cash provided by (used in) investing activities               (238,253)               (113,040)

FINANCING ACTIVITIES
  Short Term Borrowing                                             261,849                       0
  Repayment of long-term debt                                     (355,765)               (502,074)
                                                               -----------             -----------

Net cash provided by (used in) financing activities                (93,916)               (502,074)

NET (DECREASE) INCREASE IN CASH AND                               (859,138)                (33,643)
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,178,779                 601,744

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   319,641             $   568,101
                                                               ===========             ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                   Interest paid                                   191,723                 314,138
                   Income taxes paid                                   267                   1,890


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

         Net income/loss per common share is computed by dividing the net income/loss by the weighted average number of shares of common stock outstanding during the period.

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

         (ii) 290,000 shares were issued to members of Flight's management in exchange for an equity investment of $290,000 in the reorganized company;

         (iii) 100,000 shares were issued to the Company's management as compensation; and

         (iv) 98,976 were issued to shareholders of record on December 20, 1994.

         Of the 510,000 shares to be issued to holders of allowed general unsecured claims, approximately 51,000 shares are being held by the Company to satisfy remaining disputed claims of unsecured creditors. As of the date of filing this quarterly report, no claims remain in dispute. Certain resolved claims are awaiting final distribution of shares. The Company anticipates that a final distribution of the remaining shares will be completed by December 31, 1996.

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

5.       NOTES PAYABLE

         On October 16, 1996 the Company entered into a Factoring Agreement (the "Agreement") with Heller Small Business Finance, a division of Heller Financial, Inc. ("Heller"). The Agreement granted Heller an assignment of the CAS-MOS contract accounts receivable and proceeds thereon as collateral for a line of credit which is expected not to exceed $2,000,000. The term of the Agreement is two years with an option for FII to terminate the Agreement after one year if the Company is able to obtain traditional bank financing. Heller charges a discount fee of .8% of the invoice amount purchased and an interest rate of prime plus 1% until the invoice is paid. The Agreement includes a minimum fee to Heller, inclusive of all interest charges, of $60,000 per annum. The October 31, 1996 balance due Heller of $261,849 is shown in the balance sheet as a Notes Payable under Current Liabilities.

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

         On December 28, 1994, a Joint Plan of Reorganization dated August 31, 1994, as amended, confirmed and decreed by order of the Bankruptcy Court (the "Plan"), became effective. The Plan restructured and satisfied the claims of the creditors of the Chapter 11 Entities and the interests of shareholders of the Company.

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

         In August 1996, the Company was awarded a major government contract. The Commercial Air Services-Military Operations Support (CAS-MOS) contract is a derivative of the original government contract won by the Company in 1980 and operated by the Company until September 1993. The new one year contract, which can be extended by the government for an additional four years, began October 1, 1996. Annual revenues from this contract are anticipated to be $12 to $22 million; however, CAS-MOS replaces $4.5 million in existing business from the Sentel and Pax River contracts, which expired September 30, 1996. Therefore, the net increase in revenue from this contract is estimated to be $7.5 to $17.5 million, or an increase of 60% to 140% over fiscal year 1996 actual revenue, and is expected to constitute a substantial portion of the Company's revenues. The large range of revenues from this contract is a result of options available to the United States Navy. The Company does not anticipate any significant problems in obtaining the resources necessary to service this contract, although there can be no assurance thereof. Similarly, there can be no assurance that the Government will exercise its options on the CAS-MOS contract.


RESULTS OF OPERATIONS

         Revenues

         Total revenues for the three months ended October 31, 1996 and 1995 were $4,321,631 and $3,758,098, respectively. For the six months ended October 31, 1996 and 1995, total revenues were $9,066,457 and $7,044,735, respectively.

         The 15% increase in revenue for the three months ended October 31, 1996 over the comparable prior year period is primarily a result of the first month of operations under the new CAS-MOS contract. Revenue increased 29% for the six months ended October 31, 1996, due principally to customer aircraft modifications completed in the first quarter, and the start of the CAS-MOS contract in October, 1996.

         Cost of Services

         Cost of services for the three months ended October 31, 1996 and 1995 were $3,390,007 and $2,673,369, respectively. For the six months ended October 31, 1996 and 1995, the cost of services was $6,858,105 and $5,024,236, respectively.

         The 27% increase for the three months and the 37% increase for the six months are principally due to the increased revenue as mentioned above. Aircraft leasing costs also increased for both periods due to the sale and subsequent lease back of three planes in April 1996. The leasing cost is offset by decreases in depreciation and interest as discussed below.

         Depreciation and Amortization

         Depreciation and amortization for the three months ended October 31, 1996 and 1995 were $155,410 and $220,412, respectively. For the six months ended October 31, 1996 and 1995, depreciation and amortization were $300,784 and $425,872, respectively. The 29% decrease in depreciation for both the three and six months ended October 31, 1996 over the comparable prior year period is a result of the sale and subsequent lease back of three planes with a total cost basis of approximately $2,694,000 in April 1996.

         General Corporate and Administrative

         General corporate and administrative expenses for the three months ended October 31, 1996 and 1995 were $486,261 and $476,948, respectively. For the six months ended October 31, 1996 and 1995, general corporate and administrative expenses were $980,699 and $972,269, respectively. Management believes that the relative stability of these expenses indicates the Company's success during this year in containing overhead costs in spite of increasing revenues.

         Interest

         Interest expense for the three months ended October 31, 1996 and 1995 was $98,838 and $151,841, respectively. For the six months ended October 31, 1996 and 1995, interest expense was $194,787 and $313,459, respectively. The 35% and 38% decreases in interest expense for the three and six month periods ended October 31, 1996 over the comparable prior year periods is principally due to the sale and subsequent lease back of three planes and the related payoff of approximately $2,164,000 in long term debt in April 1996.

         Net Income (Loss)

         As a result of the foregoing, the Company's net income for the three months ended October 31, 1996 was $190,848, or $.19 per share of the Company's common stock, compared with net income of $234,728, or $.24 per share for the three months ended October 31, 1995. For the six months ended October 1996, the Company's net income was $731,813, or $.73 per share, compared to $307,010 or $.31 per share for the six months ended October 31, 1995. The weighted average number of shares used in computing per share earnings for all periods was 998,976.

         Liquidity and Capital Resources

         The Company has funded its operations primarily through cash flow from operations, bank indebtedness and a sale-leaseback of certain aircraft effected in April 1996. The Company's operating activities used cash of $526,969 for the six months ended October 31, 1996, while providing $581,471 in the comparable prior year period. The decrease in cash provided by operating activities is primarily due to an increase in accounts receivable of approximately $1,700,000. Accounts payable increased $504,397, primarily due to increased cost to service new contracts. Overall, the decrease in cash for the six months ended October 31, 1996 is due to the increase in accounts receivable, deposits and other costs needed to start up the new business the Company has experienced since the start of this fiscal year.

         On October 16, 1996 the Company entered into a Factoring Agreement (the "Agreement") with Heller Small Business Finance, a division of Heller Financial, Inc. ("Heller"). The Agreement granted Heller an assignment of the CAS-MOS contract accounts receivable and proceeds thereon as collateral for a line of credit which is expected not to exceed $2,000,000. The term of the Agreement is two years with an option for FII to terminate the Agreement after one year if the Company is able to obtain traditional bank financing. Heller charges a discount fee of .8% of the invoice amount purchased and an interest rate of prime plus 1% until the invoice is paid. The Agreement includes a minimum fee to Heller, inclusive of all interest charges, of $60,000 per annum. The October 31, 1996 balance due Heller of $261,849 is shown in the balance sheet as a Notes Payable under Current Liabilities.

         The Company operates in a capital intensive industry. Typically, major costs are incurred in connection with the initiation of a new contract. These costs can be reduced through leasing arrangements and advance payments from customers, if these are obtainable. The Company believes that it will be able to arrange through available means the financing of these initial contract costs when necessary, although no assurance can be given.

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

                10.1  Agreement between Heller and FII

                27.1  Financial Data Schedule

                (b) Reports on Form 8-K.  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 10, 1996                THE FLIGHT INTERNATIONAL GROUP, INC.


                                         By: /s/ David E. Sandlin
                                             --------------------------------
                                             David E. Sandlin
                                             Principal Executive Officer

                                         By: /s/ Wayne M. Richmon
                                             --------------------------------
                                             Wayne M. Richmon
                                             Principal Financial Officer

                                  EXHIBIT INDEX


  Exhibit
  Number                            Description                                         Page
  -------                           -----------                                         ----

  10.1                              Agreement between Heller and FII

  27                                Financial Data Schedule