Form 10QSB
period 1997-01-31
FLIGHT INTERNATIONAL GROUP INC
filed 1997-03-14
CIK 732775

         U.S. Securities and Exchange Commission, Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______________________ to _______________

                         Commission file number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

Georgia                                   58-1476225
(State or other jurisdiction of           (I.R.S. Employer  Incorporation or
organization)                             Identification No.)

    Newport News/Williamsburg International Airport, Newport News, VA 23602
                    (Address of principal executive offices)

                                 (804) 886-5500
                            Issuer's telephone number


   (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of March 7, 1997, there were 1,003,976 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format [check one]:Yes ___ No _X_

                                     PART 1
                              FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

      The Flight International Group, Inc. (the "Company") files herewith condensed consolidated balance sheets of the Company and its subsidiaries as of January 31, 1997 (unaudited) and April 30, 1996 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three and nine months ended January 31, 1997 and 1996, and unaudited condensed consolidated statements of cash flows for the nine months ended January 31, 1997 and 1996, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. Operating results for any quarter are not necessarily indicative of results for any future period. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended April 30, 1996.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS


                                          January 31, 1997    April 30, 1996
                                             (unaudited)
                                          ----------------    --------------
CURRENT ASSETS
  Cash                                     $    107,485       $  1,178,779
  Accounts Receivable, net                    2,289,145          1,380,803
  Inventories                                 1,710,054          1,729,503
  Prepaid expenses, deposits and other        1,632,817            786,985
                                           ------------       ------------
Total current assets                          5,739,501          5,076,070

PROPERTY AND EQUIPMENT, NET                   4,393,115          4,532,658

OTHER ASSETS                                     50,132             31,116
                                           ------------       ------------
                                           $ 10,182,748       $  9,639,844
                                           ============       ============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   January 31, 1997  April 30 ,1996
                                                      (Unaudited)
                                                   ----------------  --------------
CURRENT LIABILITIES
  Accounts payable                                   $    465,944     $   174,286
  Deferred revenue                                        711,632         598,145
  Accrued expenses and other                            2,064,632       1,580,820
liabilities
  Notes Payable                                            71,461              --
  Long-term debt due currently                            566,150         599,533
                                                     ------------     -----------
Total current liabilities                               3,879,819       2,952,784

OTHER NON-CURRENT LIABILITIES                           1,347,531       1,659,855

LONG-TERM DEBT, LESS CURRENT                            3,559,845       4,034,355
MATURITIES
                                                     ------------     -----------
Total liabilities                                       8,787,195       8,646,994
                                                     ------------     -----------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 shares
      authorized, 998,976 issued and                        9,990           9,990
outstanding
  Additional paid in capital                              988,986         988,986
  Treasury stock                                           (1,769)         (1,769)
  Retained Earnings                                       398,346          (4,357)
                                                     ------------     -----------
Total stockholders' equity                              1,395,553         992,850

                                                     $ 10,182,748     $ 9,639,844
                                                     ============     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the Three Months Ended                  For the Nine Months Ended
                                              January 31, 1997      January 31, 1996      January 31, 1997    January 31, 1996
                                              --------------------------------------      ------------------------------------
REVENUES                                         $ 4,214,062           $ 2,499,342           $13,280,519          $9,544,077

OPERATING COSTS AND EXPENSES
  Costs of services                                3,754,596             1,940,939            10,612,703           6,965,174
  Depreciation and amortization                      143,128               187,794               443,912             613,666
  General, corporate and administrative              523,132               408,065             1,503,831           1,380,333
                                                 ---------------------------------           -------------------------------
Total operating costs and expenses                 4,420,856             2,536,798            12,560,446           8,959,173

INCOME (LOSS) BEFORE OTHER (INCOME)                 (206,794)              (37,456)              720,073             584,904
    EXPENSES

OTHER (INCOME) EXPENSES
  Interest expense                                   118,978               142,558               313,765             456,017
  Income tax                                           3,338                     0                 3,605               1,890
                                                 ---------------------------------           -------------------------------
Total other expenses                                 122,316               142,558               317,370             457,907

NET INCOME (LOSS)                                $  (329,110)          $  (180,014)          $   402,703          $  126,997
                                                 =================================           ===============================
NET INCOME (LOSS) PER COMMON SHARE               $     (0.33)          $     (0.18)          $      0.40          $     0.13
                                                 =================================           ===============================
WEIGHTED AVERAGE NUMBER OF SHARES                    998,976               998,976               998,976             998,976
                                                 =================================           ===============================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                For the Nine Months Ended
                                                          January 31, 1997     January 31, 1996
                                                          -------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                          $   402,703           $ 126,997
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities
    Depreciation and amortization                                443,912             613,666
    Engine reserve                                                87,582             158,400
    Changes in operating assets and liabilities
      Accounts receivable                                       (908,342)            193,399
      Inventories                                                 19,449             106,252
      Prepaid expenses                                          (845,832)           (562,801)
      Accounts payable                                           291,658              73,851
      Accrued expenses and other liabilities                     396,230            (239,644)
      Deferred revenue                                          (198,837)            459,976
                                                             -------------------------------
Net cash provided by (used in) operating activities             (311,477)            930,096

INVESTING ACTIVITIES
  Sale (Purchase) of property and equipment                     (304,369)           (218,079)
  Net (increase) decrease in other assets                        (19,016)            (25,824)
                                                             -------------------------------
Net cash provided by (used in) investing activities             (323,385)           (243,903)

FINANCING ACTIVITIES
  Short Term Borrowing                                            71,461                   0
  Repayment of long-term debt                                   (507,893)           (789,116)
                                                             -------------------------------
Net cash provided by (used in) financing activities             (436,432)           (789,116)

NET (DECREASE) INCREASE IN CASH AND
                                                              (1,071,294)           (102,923)
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 1,178,779             601,744

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   107,485           $ 498,821
                                                             ===============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                   Interest paid                                 191,723             456,017
                   Income taxes paid                               3,605               1,890

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

      Of the 510,000 shares to be issued to holders of allowed general unsecured claims, approximately 51,000 shares are being held by the Company to satisfy remaining disputed claims of unsecured creditors. As of the date of filing this quarterly report, no claims remain in dispute. Certain resolved claims are awaiting final distribution of shares. The Company anticipates that a final distribution of the remaining shares will be completed by April 30, 1997.

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

5.    NOTES PAYABLE

      On October 16, 1996 the Company entered into a Factoring Agreement (the "Agreement") with Heller Small Business Finance, a division of Heller Financial, Inc. ("Heller"). The Agreement granted Heller an assignment of the CAS-MOS contract accounts receivable and proceeds thereon as collateral for a line of credit which is expected not to exceed $2,000,000. The term of the Agreement is two years with an option for FII to terminate the Agreement after one year if the Company is able to obtain traditional bank financing. Heller charges a discount fee of .8% of the invoice amount purchased and an interest rate of prime plus 1% until the invoice is paid. The Agreement includes a minimum fee to Heller, inclusive of all interest charges, of $60,000 per annum. The January 31, 1997 balance due Heller of $71,461 is shown in the balance sheet as a Notes Payable under Current Liabilities.

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

      In August 1996, the Company was awarded a major government contract. The Commercial Air Services-Military Operations Support (CAS-MOS) contract is a derivative of the original government contract won by the Company in 1980 and operated by the Company until September 1993. The new one year contract, which can be extended by the government for an additional four years, began October 1, 1996. Annual revenues from this contract are anticipated to be $12 to $22 million; however CAS-MOS replaces $4.5 million in existing business from the Sentel and Pax River contracts, which expired September 30, 1996. Therefore, the net increase in revenue from this contract is estimated to be $7.5 to $17.5 million, or an increase of 60% to 140% over fiscal year 1996 actual revenue, and is expected to constitute a substantial portion of the Company's revenues. The large range of revenues from this contract is a result of options available to the United States Navy. The Company does not anticipate any significant problems in obtaining the resources necessary to service this contract, although there can be no assurance thereof. Similarly, there can be no assurance that the government will exercise its options on the CAS-MOS contract.

RESULTS OF OPERATIONS

      Revenues

      Total revenues for the three months ended January 31, 1997 and 1996 were $4,214,062 and $2,499,342, respectively. For the nine months ended January 31, 1997 and 1996, total revenues were $13,280,519 and $9,544,077, respectively. The 69% increase in revenue for the three months ended January 31, 1997 is principally due to contract flying on the new CAS-MOS contract. While all flight operations revenue increased by 112% during the period, the other segments of Company revenue declined. Revenues from the fixed base operations ("FBO") declined 14%, while revenues from maintenance operations declined 29%. The FBO revenues were low due to decreased traffic through the Newport News/Williamsburg International Airport. Maintenance revenue declined due to increased maintenance work on Company aircraft to support contract flying.

      For the nine months ended January 31, 1997, revenue is up 39% over the comparable prior year period. This is principally due to the start-up of the CAS-MOS contract in October 1996, which has resulted in a 43% increase in flight operations, and customer aircraft modifications, which resulted in a 75% increase in maintenance revenues for the period.

      Cost of Services

      Cost of services for the three months ended January 31, 1997 and 1996 were $3,754,596 and $1,940,939, respectively. For the nine months ended January 31, 1997 and 1996, the cost of services was $10,612,703 and $6,965,174, respectively.

      The 93% increase in cost of services for the quarter is principally due to the six additional aircraft and other associated costs required for the CAS-MOS contract. Cost of services is up 52% year-to-date for the same reason costs increased for the quarter.

      Depreciation and Amortization

      Depreciation and amortization for the three months ended January 31, 1997 and 1996 were $143,128 and $187,794, respectively. For the nine months ended January 31, 1997 and 1996, depreciation and amortization were $443,912 and $613,666, respectively. The decrease in depreciation for both the three and nine months ended January 31, 1997 over the comparable prior year period is a result of the sale and subsequent leaseback of three planes with a total cost basis of approximately $2,694,000 in April 1996.

      General Corporate and Administrative

      General corporate and administrative expenses for the three months ended January 31, 1997 and 1996 were $523,132 and $408,065, respectively. For the nine months ended January 31, 1997 and 1996, general corporate and administrative expenses were $1,503,831 and $1,380,333, respectively. The 28% increase in the quarter is principally due to increased salaries necessary to support the new CAS-MOS contract. For the nine months ended January 31, 1997, costs are up 9% over the prior year, again, as a result of the support necessary to manage the increased revenue.

      Interest

      Interest expense for the three months ended January 31, 1997 and 1996 was $118,978 and $142,558, respectively. For the nine months ended January 31, 1997 and 1996, interest expense was $313,765 and $456,017, respectively. The 17% and 31% decreases in interest expense for the three and nine month periods ended January 31, 1997 over the comparable prior year periods is principally due to the sale and subsequent leaseback of three planes and the related payoff of approximately $2,164,000 in long term debt in April 1996. The decrease from the sale-leaseback is partially offset by interest expenses resulting from obligations pursuant to the new Factoring Agreement (See Liquidity and Capital Resources).

      Net Income (Loss)

      As a result of the foregoing, the Company's loss for the three months ended January 31, 1997 was $329,110, or $.33 per share of the Company's common stock, compared with a net loss of $180,014, or $.18 per share for the three months ended January 31, 1996. For the nine months ended January 31, 1997, the Company's net income was $402,703, or $.40 per share, compared to $126,997 or $.13 per share for the nine months ended January 31, 1996. The weighted average number of shares used in computing per share earnings for all periods was 998,976.

      The third quarter has typically been a weak quarter for the Company. The Thanksgiving and Christmas holiday periods are typically stand down periods for the military and, thus, utilization of aircraft is weakest during this period. Further, the Company utilizes these reduced flying periods to schedule maintenance on aircraft to avoid having the planes down during heavy flying periods. As a result of the foregoing, gross margins typically are lower during this quarter.

      Liquidity and Capital Resources

      The Company has funded its operations primarily through cash flow from operations, bank indebtedness and a sale-leaseback of certain aircraft effected in April 1996. The Company's operating activities used cash of $311,477 for the nine months ended January 31, 1997, while providing $930,096 in the comparable prior year period. Cash was used in the current period to fund deposits on additional aircraft needed for the CAS-MOS contract, as well as additional deposits for two additional aircraft the Company has leased in connection with other new business. The Company also signed a lease extension which required a substantial deposit. Accounts receivable also rose by $908,000, due to the increased volume from the new CAS-MOS contract partially offset by increases in accounts payable and accrued expenses.

      On October 16, 1996, the Company entered into a Factoring Agreement (the "Agreement") with Heller Small Business Finance, a division of Heller Financial, Inc. ("Heller"). The Agreement granted Heller an assignment of the CAS-MOS contract accounts receivable and proceeds thereon as collateral for a line of credit which is expected not to exceed $2,000,000. The term of the Agreement is two years, with an option for FII to terminate the Agreement after one year, if the Company is able to obtain traditional bank financing. Heller charges a discount fee of .8% of the invoice amount purchased and an interest rate of prime plus 1% until the invoice is paid. The Agreement includes a minimum fee to Heller, inclusive of all interest charges, of $60,000 per annum. The January 31, 1997 balance of $71,461 due Heller is shown in the balance sheet as Notes Payable under Current Liabilities.

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


Item 2.    Changes in Securities.  None.


Item 3.    Defaults Upon Senior Securities.  None.


Item 4.    Submission of Matters to a Vote of Security Holders.

           (a) The Annual Shareholders Meeting of the Company was held on December 10, 1996.

           (b) The following directors were elected or their term of office as a director continued after the meeting:

                  David E. Sandlin, Wayne M. Richmon, John R. Bone, C. Lofton Fouts, James N. Lingan and Vice Admiral Richard M. Dunleavy

           (c) The following is a brief description of matters voted upon by shareholders at the Annual Meeting and the results of the vote:

                  (i) Proposal to Increase the Authorized Number of Shares of Capital Stock of the Company from 1,000,000 Shares of New Common Stock to 10,000,000 Shares of New Common Stock, Par Value $.01 Per Share: Approved by majority vote of those shareholders present at the meeting in person or by proxy.

                  (ii) Election of Directors: Approved by majority vote of those shareholders present at the meeting in person or by proxy.

                  (iii) Ratification of BDO Seidman as the Company's Independent Auditors for the Fiscal Year Ended April 30, 1997: Approved by majority vote of those shareholders present at the meeting in person or by proxy.

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


Dated:  March 10, 1997                    THE FLIGHT INTERNATIONAL GROUP,
                                          INC.


                                          By: /s/  David E. Sandlin
                                              ---------------------------
                                              David E. Sandlin
                                              Principal Executive Officer

                                          By: /s/  Wayne M. Richmon
                                              ---------------------------
                                              Wayne M. Richmon
                                              Principal Financial Officer

                                  EXHIBIT INDEX


  Exhibit
  Number                Description                         Page
  -------               -----------                         ----
  27.1                  Financial Data Schedule