Form 10KSB40/A
period 1996-04-30
FLIGHT INTERNATIONAL GROUP INC
filed 1997-05-27
CIK 732775

         U.S. Securities and Exchange Commission, Washington, D.C. 20549
                                 FORM 10-KSB/A

      (Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                    For the fiscal year ended April 30, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                        For the transition period from         to

                         Commission file number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
                 (Name of small business issuer in its charter)

          Georgia                                              58-1476225
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                            identification number)

Newport News/Williamsburg International Airport, Newport News, VA       23602
--------------------------------------------------------------------------------
      (Address of principal executive offices                         (Zip Code)

                    Issuer's telephone number: (804) 886-5500

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

New Common Stock, par value $.01 per share (successor to Common Stock, par value $.01 per share) (Title of class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No____.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: The issuer's revenues for the year ending April 30, 1996 were $12,265,436.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of the date hereof, there is no public market for the issuer's securities.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No X

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of October 15, 1996, there were 998,974 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format [check one]:Yes___; No  X

                              PURPOSE OF AMENDMENT

     The purpose of this Amendment No. 1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 is to withdraw request for confidential treatment to substantially all the contents of Exhibit 10(l) and to delete Exhibits 10(m) and 10(n). The Index to Exhibits of the Annual Report on Form 10-KSB are set forth in full herein in their amended form and the previously excluded exhibits are annexed hereto. The Securities and Exchange Commission has granted the registrant's request for confidential treatment of specified future-year pricing information contained in Exhibit 10(l), which information has not been filed hererwith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 23, 1997                         THE FLIGHT INTERNATIONAL GROUP,
                                                INC.


                                                By:    /s/ David E. Sandlin
                                                    ---------------------------
                                                    David E. Sandlin
                                                    Principal Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number            Page              Description
------            ----              -----------

  3(a) Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30,
                                    1995).

  3(b) Bylaws of the Company (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30,
                                    1995).

  10(a) Lease Agreement dated November 8, 1984 between the Peninsula Airport Commission and Flight International Aviation, Inc., as amended. (incorporated by reference to
                                    Exhibit 10(n) to the Company's Report on
                                    Form 10-K for the fiscal year ended April
                                    30, 1988).

  10(b) Award/Contract No. N00421-92-C-0134 dated September 15, 1992, issued by the United States Naval Weapons Center, Patuxent River, MD to Flight International, Inc. (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30, 1995).

  10(c) Award/Contract No. N68936-94-C-0086 dated November 21, 1994, issued by the United States Naval Weapons Center, China Lake, CA to Flight International, Inc. (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30,
                                    1995).

  10(d) Collateral Retention and Adequate Protection Agreement dated July 25, 1994 among Flight International Inc., Flight International of Florida, Inc. and First Tennessee Equipment Finance Corporation (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated December 20, 1994).

  10(e) Collateral Retention and Adequate Protection Agreement dated July 29, 1994 among Flight International Inc., Flight International of Florida, Inc., the Company and Michigan National Bank (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated December 20, 1994).

  10(f) Amended Secured Promissory Note between Signet Bank/Virginia and Flight International Aviation, Inc. dated October 13, 1994 (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated December 20, 1994).

  10(g) Stipulation Regarding Adequate Protection of Interest of Nations Financial Capital Corporation in Certain Aircraft Owned By Debtor dated December 14, 1994 between Flight International of Florida, Inc. and NationsFinancial Capital Corporation
                                    (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated December 20, 1994).

  10(h) Agreement on Use of Cash Collateral and for Loan Restructure dated December 14, 1994 between Flight International, Inc. and SouthTrust Bank of Alabama, N. A. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated December 20, 1994).

  10(i) Collateral Retention and Adequate Protection Agreement dated December 14, 1994 among Flight International Inc., Flight International of Florida, Inc., the Company and Lease Plan U.S.A. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated December 20, 1994).

  10(j) Employment Agreement dated January 3, 1995 between the Company and David E. Sandlin (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30, 1995).

  10(k) Employment Agreement dated January 3, 1995 between the Company and Wayne M. Richmon (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30, 1995).

  10(l) Award/Contract No. N00019 dated August 30, 1996, issued by the United States Naval Air Systems Command, AIR-2.5.3, Patuxent River, MD to Flight International, Inc. ("CAS-MOS" Contract).

  10(m)                             Intentionally omitted.

  10(n)                             Intentionally omitted.

  10(o) Fourth Modification Agreement, dated as of April 30, 1996, by and between Flight International Aviation, Inc., Steven D. Delaney, Otto W. Konrad and Signet Bank (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30, 1996).

  10(p) Amended and Restated Deed of Trust Note, dated April 30, 1996, from Flight International Aviation, Inc., as maker, to Signet Bank (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30,
                                    1996).

  22 Subsidiaries of the Company (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30,
                                    1996).

  27 Financial Data Schedule (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30,
                                    1996).