Form 10KSB40/A
period 1996-04-30
FLIGHT INTERNATIONAL GROUP INC
filed 1997-06-19
CIK 732775

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format [check one]:Yes___; No  X

                              PURPOSE OF AMENDMENT

     The purpose of this Amendment No. 2 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 is to confirm that certain portions of Exhibit 10(1) have been omitted based upon a request for confidential treatment with the Securities and Exchange Commission. It should be noted that the confidential portions of such exhibit have been filed with the Securities and Exchange Commission. Omitted material in such exhibit is marked with an asterisk (*). The Index to Exhibits of the Annual Report on Form 10-KSB is set forth in full herein in its amended form and the first page of Exhibit 10(1) with certain conforming changes thereon also is annexed hereto, as are the pages contained in such exhibit which now include markings designating the location of omitted material.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 18, 1997                        THE FLIGHT INTERNATIONAL GROUP,
                                                INC.


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

  10(l) Award/Contract No. N00019 dated August 30, 1996, issued by the United States Naval Air Systems Command, AIR-2.5.3, Patuxent River, MD to Flight International, Inc. ("CAS-MOS" Contract) (incorporated by reference to the Company's Report on Form 10-KSB/A for the fiscal year ended April 30, 1996). Certain portions of this Exhibit have been omitted based upon a request for confidential treatment with the Securities and Exchange Commission. The confidential portions have been filed with the Securities and Exchange Commission.

  10(m)                             Intentionally omitted.

  10(n)                             Intentionally omitted.

  10(o) Fourth Modification Agreement, dated as of April 30, 1996, by and between Flight International Aviation, Inc., Steven D. Delaney, Otto W. Konrad and Signet Bank (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30, 1996).

  10(p) Amended and Restated Deed of Trust Note, dated April 30, 1996, (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30,
                                    1996).

                                    from Flight International Aviation, Inc., as maker, to Signet Bank (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30,
                                    1996).

  22 Subsidiaries of the Company (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30,
                                    1996).

  27 Financial Data Schedule (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30,
                                    1996).