Form 10KSB40
period 1997-04-30
FLIGHT INTERNATIONAL GROUP INC
filed 1997-07-28
CIK 732775

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                    For the fiscal year ended April 30, 1997

              [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
             For the transition period from __________ to __________

                         Commission file number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
                 (Name of small business issuer in its charter)

                 Georgia                                           94-2802192
(State or other jurisdiction or organization)        (I.R.S. employer identification number)


Newport News/Williamsburg International Airport                        23602
   (Address of principal executive offices)                         (Zip Code)


                                 (757) 886-5500
                           (Issuer's telephone number)



    Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                   New Common Stock, par value $.01 per share
                                (Title of class)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for the year ending April 30, 1997 were $19,035,036. As of the date hereof, there is no public market for the issuer's securities.

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No X

      As of July 15, 1997, there were 1,013,976 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

      Documents Incorporated by Reference: None

      Transitional Small Business Disclosure Format [check one]:Yes___; No X

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Introduction

      The Flight International Group, Inc. (the "Company") was incorporated in Georgia on May 7, 1982. The Company is an aviation services company performing military training services using specially modified commercial aircraft, principally under contract with the United States Department of Defense, other government agencies and foreign countries, operating through its direct and indirect subsidiaries described in the next paragraph. In addition, with the use of these aircraft, the Company has established a market for training and testing in the aerospace industry. The Company also operates a fixed base operation ("FBO") at the Newport News/Williamsburg International Airport ("NN/W Airport").

      Flight International, Inc., a Georgia corporation ("FII"), Flight International Aviation, Inc., a Georgia corporation ("FIA") and FI Sales and Leasing, Inc., a Delaware corporation are wholly-owned subsidiaries of the Company. Flight International of Florida Inc., a Florida corporation ("FIF") is a wholly-owned subsidiary of FII. Flight International Aviation Training Center, Inc., a Georgia corporation ("FIATC"), was a wholly-owned subsidiary of FIA. FIA sold its shares of capital stock of FIATC, which operated a flight school at the NN/W Airport, in August 1995.

      The Company and several of its affiliates emerged from bankruptcy protection in December 1994 (see "1994 Bankruptcy Proceedings," below). In its first two full fiscal years since emerging from bankruptcy, and in the period subsequent thereto, the Company has increased its revenue, obtained a major long-term contract which management believes will materially increase the Company's business in the years ahead (see "CAS-MOS Contract," below) and has generated positive net income (after extraordinary item in 1996) for the years ended April 30, 1997 and 1996.

      Management believes that in the post-bankruptcy period it has taken steps to rebuild its balance sheet, continue to develop contracts in its core areas and as a result acquire more personnel and equipment, strengthening the Company's ability to compete more effectively in its marketplaces. In addition, the Company is reexamining all aspects of its current sources of revenue and its current expenses to determine both the short-term and long-term benefits to be derived from each such source in the context of the Company's overall strategy. See "Flight Operations - Competition" below.

CAS-MOS Contract

      In August 1996, the Company was awarded a major contract. The Commercial Air Services Military Operations Support (CAS-MOS) contract is a derivative of the original government contract won by the Company in 1980 and operated until September 1993. The new contract began on October 1, 1996 and runs for one base year with four option years. Annual revenues from this contract are anticipated to be $12 to $22 million; however, CAS-MOS replaces $4.5 million in existing business from existing contracts with Sentel and Pax River. Therefore, the net increase from this contract is estimated to be $7.5 to $17.5 million, or an increase of 60% to 140% over fiscal year 1996 actual revenue, and is expected to constitute a substantial portion of the Company's revenues. Total
revenue recognized for the fiscal year ended April 30, 1997 was $    . There can
be no assurance that the Government will exercise its options on the CAS-MOS contract.

1994 Bankruptcy Proceedings

      On February 4, 1994 (the "Petition Date"), the Company, FII, FIA and FIF (the "Chapter 11 Entities") filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the Eastern District of Virginia, Newport News Division (the "Bankruptcy Court"). On December 28, 1994, a Joint Plan of Reorganization dated August 31, 1994, as amended, confirmed and decreed by order of the Bankruptcy Court (the "Plan"), became effective pursuant to an order of the Bankruptcy Court. The Plan restructured and satisfied the claims of the creditors of the Chapter 11 Entities and the interests of shareholders of the Company.

      As part of the Plan, a new class of stock, New Common Stock, par value $.01 per share ("New Common Stock") was created (with 1,000,000 shares authorized, which amount was increased to 10,000,000 shares on December 10,
1996) and all previous classes of stock, including its Common Stock, par value $.01 per share ("Old Common Stock") were canceled pursuant to an Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Georgia on December 13, 1994 (the "Amended Certificate of Incorporation").

      Shortly after the filing of the Amended Certificate of Incorporation, pursuant to the Plan all shares of capital stock existing prior to the Petition Date, including the Old Common Stock, were canceled and shares of New Common Stock were issued or reserved for disputed claims. Certain preexisting secured lenders' indebtedness also was restructured as part of the Plan.

      The Company's consolidated operations are concentrated principally in two business segments: flight operations and fixed base operations.

FLIGHT OPERATIONS

      As of July 1, 1997, the Company operated 23 aircraft, including 14 Learjets, four Fairchild Metro IIIs, three Casas and two other prop aircraft. These aircraft are used in the conduct of flight operations for the U.S. Government and commercial customers. In addition, the Company owns and operates electronic warfare equipment used in conjunction with its flight operations contracts. The Company also maintains an inventory of spare aircraft parts used in support of the Company's fleet as well as third party aircraft.

Contract Flight Services

      The Company performs contract flight services for the United States Department of Defense ("DOD"), other government agencies and commercial customers. The Company utilizes specially modified business jets and propjets in connection with the training of military aircrews, radar operators and weapons controllers in the techniques of airborne target identification and intercept.

      Under the contracts with the DOD, the Company's aircraft simulate aggressor aircraft, tow airborne targets for air-to-air and surface-to-air missile and gunnery live firing exercises and use airborne electronic countermeasures equipment and techniques to disrupt ship, aircraft and land based communications and radar. Contracts with the DOD generally provide for compensation based on flight hours of usage. Flight crews are required to hold United States government security clearances in connection with certain classified aspects of the services provided.

      In addition to its contracts with the DOD, a small portion of the Company's revenues from flight operations is generated from customers in the aerospace industry, which use specially configured aircraft for training and testing. Typically, customers utilize aircraft and flight crews in connection with product development. Many of these services are provided pursuant to purchase orders, rather than long-term contracts. A portion of the fleet of aircraft is offered on an international basis for charter service.

      Seasonality is a significant factor in contract flight operations (historically representing a majority of the Company's revenues) which affects revenue and cash flow. Revenues are lower during midsummer and early winter months.

      In addition to offering contract flight services, the Company offers its aircraft and equipment for lease or rental to DOD and other government customers. During the fiscal year ended April 30, 1997, this part of the business remained strong, due principally to continuing the Company's contract with the U.S. Navy/Naval Weapons Center in China Lake, California, to provide Metro III aircraft necessary to accomplish naval training. This portion of the business, while strong, represents a smaller percentage of the Company's overall revenues than in previous years, due principally to the revenues from the CAS-MOS contract.

Government Contracts

      United States Federal government contract awards are made through sealed competitive bids, unless an exemption from full and open competition under the Federal procurement laws is applicable. Under the regulations governing sealed bidding, the qualified bidder with the lowest price and the price related factors most advantageous to the government, is generally awarded the contract.

      Under negotiated procurements, other evaluation factors such as experience, quality of technical approach and management capability, may weigh more heavily than price in the selection process.

      The Company's DOD contracts were awarded competitively pursuant to procedures under the relevant Federal procurement laws or are annual contracts having additional one year option periods that may be exercised by the DOD.

      For each year of a contract, including the base year and any option year that the government has elected to take, all contract revenues are contingent upon the availability of adequate funding. For the fiscal year ended April 30, 1997, revenue from contracts with the United States government represented approximately 66% of the Company's total revenues.

      Payments received under government contracts normally are based upon flight hours at the price per flight hour established in the contract. Flight hours are measured from the time aircraft and personnel depart for a predesignated location defined in the contract to perform the assigned training or support mission, until the completion of the mission and the return of the aircraft to the predetermined station. Under most contracts it is necessary to attain a predetermined mission success rate or other contract performance standard.

      Minimum guaranteed contract payments under most contracts are based on an established number of flight hours that the government is required to order during each current year of the contract and during any subsequent contract year for which the government affirmatively exercises an option. The Company's price for "guaranteed" flight hours is fixed in the contract. The government may order more flight hours than specified in the contract. Such "excess" hours are paid for at an established contract price for excess hours.

      For each contract year, the Company receives payment from the government for the established number of guaranteed flight hours specified in the contract at the applicable contract rate, regardless of whether or not the government actually uses all such flight hours for the contract year. However, payment to the Company for a shortfall, if any, between the number of hours actually used by the government and the level specified in the contract will not be received until the end of the contract year.

      The Company's DOD contracts generally are firm, fixed-price contracts under which the Company bears the risk that the prices paid by the government will be sufficient to cover actual costs incurred in performing under the contract, plus the amount of profit expected in pricing its bid or proposal. The Company may, however, file claims for certain uncontrollable cost overruns such as jet fuel cost increases.

      The Defense Contract Audit Agency has the right to audit the Company's books and records as a result of these contractual relationships. Because of the fixed-price nature of the contracts, however, prices are not normally subject to renegotiation or retroactive adjustment.

Competition

      The markets in which the Company conducts flight operations are highly competitive. Price usually is a significant factor considered in awarding contracts. Many firms, ranging in size from companies having substantially smaller operations than the Company to affiliates of major corporations having substantially greater resources than the Company, compete directly with the Company for contracts awarded by the United States Government and the other flight operations customers and potential customers of the Company.

      Competitive factors other than price which affect the award of flight operations contracts include the number of employees (for example, certain contracts are available only to businesses with fewer than 1,500 employees), experience in the field of aviation services and adequacy of resources, including maintenance personnel, aircrews, repair facilities and aircraft.

      Management believes that many of the advantages the Company once had over some of its competitors had diminished prior to, during and immediately after the bankruptcy period due to the Company's deteriorating financial condition, the requirement to substantially reduce its personnel, the transfer (due to a liquidation strategy) of certain strategic resources into the hands of competing companies and the bankruptcy itself. These events, including the loss of key contracts and resultant downsizing of key personnel, aircraft and equipment had enabled the Company's competition to bid competitively on most of the core business of the Company. The effort to rebuild the Company's status in the industry has been an enormous challenge for management.

      In the fiscal year ended April 30, 1997 and thereafter, however, management believes it has made substantial inroads to reducing or even eliminating these problems. The Company's renewed strength resulting from the restructuring of its indebtedness, the obtaining of the CAS-MOS contract and other significant events discussed herein have resulted in a greater ability to compete in its marketplace, although competition remains strong.

      Competition is an even greater factor in the commercial segment of the flight operations market where barriers to entry are lower than in the government sector. This is due in part to the fact that aircraft may not require unique modifications in order to perform the desired services. In the commercial market, the Company competes with numerous companies, some of which also compete in the market for military contracts. Price also can be a significant factor where, on occasion, competitors are single aircraft operators engaged in the business on a part-time basis.

      Financial condition and fiscal stability also are significant competitive factors affecting the award of contracts in both the government and commercial sectors of flight operations. The Company's results of operations prior to, during and immediately following the bankruptcy had adversely affected its ability to compete for certain contracts. Following two profitable years and successful performance on contracts, management believes it has to a large extent rebuilt confidence with the Company's customers and potential customers in order to be a long-term player in the industry. See Item 6, "Management's Discussion and Analysis or Plan of Operation."

FIXED BASE OPERATION

      FIA operates a FBO at the NN/W Airport pursuant to an agreement with the Peninsula Airport Commission which terminates in January 2004. The FBO currently serves the line service and fuel requirements of Company aircraft in support of the Company's flight operations. The Company also offers a full range of aviation services customarily provided by such a facility to third parties. These services include aircraft fueling, maintenance services (including inspections and engine and airframe repairs), aircraft modifications, avionics installation and replacement, charter, flight instruction, pilot services and aircraft storage and hangaring.

      The competitive market for FBO services may be local, regional or national, depending upon the particular type of service considered. Competition with respect to fuel and maintenance generally arises from other FBOs located at the same airport or within the vicinity of such airport. The Company controls substantially all the fueling business at the NN/W Airport. For major maintenance, the Company's facilities compete with other facilities nationwide.

      The availability of storage hangars for aircraft also is an important competitive factor. Generally, pilots with aircraft hangared at a facility will purchase fuel and a substantial portion of their maintenance and avionics requirements at that facility. The Company maintains three hangars at its Newport News FBO which are used for its fleet of aircraft as well as third-party aircraft. Management does not believe that revenues from its FBO are seasonal or dependent on a single customer.

      The FBO comprises approximately 39,000 square feet of hangar space and 43,000 square feet of maintenance and office space, of which approximately 10,000 square feet is occupied by the Company's headquarters.

REGULATION

      The Company's business is subject to regulation by the U.S. Federal Aviation Administration ("FAA") and the Department of Transportation ("DOT") under the provisions of the Federal Aviation Act of 1958, as amended (the "Aviation Act"). The DOT is responsible, inter alia, for evaluating and determining the fitness of individuals and organizations to function as air carriers and maintains jurisdiction over consolidations, mergers or acquisitions of air carriers.

      The FAA regulates aircraft and air carrier operations, including personnel employed, equipment used, ground facilities, maintenance, communications and other matters. More specifically, the FAA regulates the operation of aircraft in commercial operations under Federal Aviation Regulation Part 135 and repair facilities (repair stations), including those operated by the FBO, under Federal Aviation Regulation Part 145.

      The FAA has the authority to suspend or revoke the approval of air carriers, commercial operators, repair stations and pilot schools or their licensed personnel for failure to comply with any FAA regulation and can "ground" aircraft if questions arise concerning their airworthiness. Management believes the Company holds all operating, airworthiness and other FAA certificates required for the conduct of its business, although these certificates may be suspended or revoked for cause.

      The FAA also has authority under the Noise Control Act of 1972, as amended, to monitor and regulate aircraft engine noise. Management believes that the aircraft operated by the Company are in compliance with regulations promulgated by the FAA and that such aircraft also comply with standards for aircraft exhaust regulations promulgated by the Environmental Protection Agency pursuant to the Clean Air Act of 1979, as amended. In addition, the Company's operations may be subject to local regulation with respect to noise control. Such authorities and ordinances could restrict the Company's use of older Learjets, which produce greater engine noise than newer models.

      Because of the extensive use of radio and other communication facilities in its aircraft operations, the Company is subject to the Federal Communications Commission Act of 1934, as amended (the "FCC Act") and regulation thereunder by the Federal Communications Commission ("FCC"). The Company believes it is in compliance with all material requirements of the FCC Act and the FCC.

      The Company maintains a fuel storage area at its FBO and handles materials which are subject to federal, state and local regulations. The Company believes it is in compliance with all such regulations and does not currently anticipate that maintaining compliance will have a material effect on the capital expenditures, earnings or competitive position of the Company. The Company believes the costs and effects of compliance with such regulations are minor.

      Compliance with the regulatory requirements applicable to the Company's business imposes material burdens on the Company, including license requirements, maintenance, training, record keeping and reporting obligations and limitations on the manner in which the Company may operate its aircraft. Further, the cost of compliance with these requirements is significant. Management believes, however, that the regulatory requirements applicable to the Company generally are no more burdensome to the Company than to other businesses operating in the aviation services industry.

EMPLOYEES

      As of April 30, 1997, the Company had 130 employees, including 101 full-time employees. None of the Company's employees is covered by a collective bargaining agreement.


ITEM 2. DESCRIPTION OF PROPERTY

      The Company's leasehold interests at the NN/W Airport represent approximately 20% of the total assets of the Company. These leasehold interests consist of three hangars totaling 39,000 square feet and approximately 43,000 square feet of maintenance shop and office space. The leasehold improvements are amortized on a straight-line basis over the term of the land lease, which runs through January 2004. There are no plans for additional improvement of the property, and, in the opinion of the management, the property is adequately insured.

      The Company presently operates a small fleet of 23 aircraft, of which three are owned and twenty are leased. The Company also owns, subject to a Deed of Trust and Security Interest Lien to Signet Bank/Virginia, certain buildings, hangars and maintenance facilities at its FBO and leases the land at its headquarters from the Peninsula Airport Commission. A majority of the Company's assets are pledged as collateral on its debt and capital lease obligations.

      In 1988, FIA mortgaged substantially all of its leasehold interests, improvements and related fixtures and equipment to Signet Bank/Virginia. As of April 30, 1997, the indebtedness to Signet Bank/Virginia was approximately $1,862,600. As of April 30, 1996, the indebtedness to Signet Bank/Virginia was restructured to provide for complete amortization thereof through graduated payments through November 2003, at which time the entire obligation will be satisfied.

      The Company leases the land underlying its headquarters building and hangars through the year 2004 pursuant to a lease agreement with the Peninsula Airport Commission of Newport News, Virginia, which agreement was retained as a part of the Plan.

      The Company's executive offices and corporate headquarters are located at Newport News/Williamsburg International Airport, Newport News, Virginia 23602, where the Company has approximately 10,000 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS

      As a consequence of the bankruptcy proceedings with respect to the Chapter 11 Entities, virtually all litigations against the Chapter 11 Entities were terminated. There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject. A certain grand jury investigation is described in Note 8 to the annexed Consolidated Financial Statements of the Company set forth in Item 7 hereof.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended April 30, 1997.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company became a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") in 1984, at the time of its initial public offering of securities. Thereafter it filed reports pursuant to the requirements of Sections 13 and 15(d) of the Exchange Act. It has filed its Form 10-K for the fiscal year ended April 30, 1993, a Current Report on Form 8-K filed during the bankruptcy and all required filings reflective of all periods from and after January 31, 1995.

       The shares of New Common Stock of the Company currently trade in the "pink sheets," since the Old Common Stock, which had been listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") Additional List, was delisted in 1992. There can be no assurance that the Company will qualify for relisting on Nasdaq. If qualification occurs, the Company will then determine if it is in the Company's best interest to become re-listed.

      The Company believes that since April 30, 1993, virtually no trading has taken place with respect to the Old Common Stock and New Common Stock, respectively. There is no established public trading market currently for the New Common Stock, and, therefore, no bid information is available.

      The approximate number of holders of record of New Common Stock as of April 30, 1997 is 2,000. The Company has no other class of securities authorized in its Amended Certificate of Incorporation. On December 10, 1996, the shareholders of the Company approved an amendment to the Company's Amended Certificate of Incorporation to increase the number of authorized shares of New Common Stock from 1,000,000 shares to 10,000,000 shares.

      No cash dividends were declared on the New Common Stock during the fiscal years ended April 30, 1997 and April 30, 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 1997 COMPARED TO THE YEAR ENDED APRIL 30, 1996

Revenues

       For the year ended April 30, 1997, revenues totaled $19,035,036. This represents an increase of 55% over the prior year. Company revenue is generated from three sources. Flight operations of owned or leased aircraft accounts for 78% of total revenue, followed by the maintenance and repair facility at 14% and the FBO at 8% of total revenue.

      While flight operations and the maintenance and repair facility showed substantial increases, the FBO revenue decreased, as displayed below (in thousands):


                        12 Months Ended         12 Months Ended
                        April 30, 1997 (000's)  April 30, 1996 (000's)  % Increase
                        ----------------------  ----------------------  ----------
Flight Operations       $14,904                 $8,947                   67%
Maintenance Facility    $ 2,671                 $1,693                   58%
Newport News FBO        $ 1,460                 $1,625                  -10%

      The increase in flight operations is due to revenues resulting from the CAS-MOS contract, which was in place for seven months during the fiscal year ended April 30, 1997. Maintenance revenue was up due to the completion of customer aircraft modifications during the first quarter. FBO revenues were down due to decreased traffic through the NN/W Airport.

Costs of Services

      Costs of services include the direct operating expenses of aircraft owned and leased by the Company. Types of expenses incurred include the following: lease, fuel, insurance, maintenance, pilots and equipment. Also included are the costs of operating the FBO at the NN/W Airport. The costs for the aircraft repair facility are also included in costs of services.

      For the year ending April 30, 1997 there was a 65% increase in costs of services. The major factor contributing to the increase in costs of services was expenses related to the CAS-MOS contract. The overall gross margin declined to 20% from 24% in the prior year. The decline in gross margin is principally due to the sale and leaseback of three aircraft in April 1996 (the "Sale/Leaseback"). See also "Depreciation and "Amortization," below.

Depreciation and Amortization

      Aircraft and engines are depreciated as follows: aircraft are depreciated on a straight-line basis over 12 years. Engines are depreciated based on hours flown down to a core value. In addition, a reserve is recorded to cover the cost of major periodic inspections on engines. Electronic warfare equipment is depreciated on a straight line basis over five years. All other property and equipment is depreciated over its estimated useful life or lease term, if applicable.

      Depreciation and amortization of $588,395 for the fiscal year ended April 30, 1997 reflects a decrease of 29% compared to fiscal year 1996. This decrease is the result of the Sale/Leaseback involving three planes with a total cost basis of approximately $2,694,000 in April 1996.

General, Corporate and Administrative

      General, corporate and administrative expenses consist principally of facility costs associated with the three hangars and corporate headquarters building, and labor costs associated with the administrative and sales staff. General, corporate and administrative expenses aggregated $2,218,682 for the year ended April 30, 1997, an increase of 22% over the prior twelve month period. The increase is the result of an increase in support staff to offset the sizable increase in direct costs. In addition, bad debt expense increased substantially due to one commercial maintenance customer.

Interest Expense

      Interest expense decreased to $376,558 from $561,284 for the prior twelve month period, or 33%. The decrease in interest expense is principally due to the Sale/Leaseback in April 1996 and the related payoff of approximately $2,164,000 and $711,000 reduction in long term debt during the fiscal year ended April 30, 1997. The decrease from the Sale/Leaseback is partially offset by interest expense resulting from obligations pursuant to the Company's new factoring arrangement (see "Liquidity and Capital Resources," below).

Income Tax Expense

      Income tax expense varies from statutory tax rates principally because of the utilization of net operating loss carryforwards. For further discussion see
Note 6 to the Consolidated Financial Statements included herein.

Extraordinary Gain on Debt Extinguishment

      In April 1996, the Company paid off at a discount certain indebtedness to Michigan National Bank in a transaction described in more detail herein (see
Item 12, "Certain Relationships and Related Transactions"). As a result of that transaction, an extraordinary gain of $313,793 was recorded to reflect the forgiveness of that portion of the indebtedness.

Net Income

      The consolidated net profit for the year ended April 30, 1997 was $664,890, a profit of $.66 per share compared to a net profit of $115,295, or $.11 per share, for the year ended April 30, 1996. The weighted average number of shares was 1,003,976 and 998,976, respectively.

YEAR ENDED APRIL 30, 1996 COMPARED TO FOUR MONTHS ENDED APRIL 30, 1995 AND THE EIGHT MONTHS ENDED DECEMBER 31, 1994

Revenues

       For the year ended April 30, 1996, revenues totaled $12,265,000. This represents an increase of 12% over the prior year. Company revenue is generated from four sources. Contract flying of owned or leased aircraft accounts for 55% of total revenue, followed by aircraft leasing at 18%, the repair facility at 14% and the FBO at 13% of total revenue.

      All four sources of revenue showed increases as displayed below (in thousands):

                        12 Months Ended   12 Months Ended
                        April 30, 1996    April 30, 1995    % Increase
                        --------------    --------------    ----------
Flight Operations           $8,947            $7,594            56
Maintenance Facility         1,693             1,495            13
Newport News FBO             1,625             1,529             6

      The 45% increase in aircraft leasing is as a result of having a full year of operations on the China Lake contract as opposed to seven months in fiscal year 1995.

Costs of Services

      Costs of services include the direct operating expenses of aircraft owned and leased by the Company. Types of expenses incurred include the following: lease, fuel, insurance, maintenance, pilots and equipment. Also included are the costs of operating the FBO at the NN/W Airport. The costs for the aircraft repair facility are also included in costs of services.

       For the year ending April 30, 1996 there was a 1.9% decrease in costs of services. Major factors contributing to the decrease in costs of services were the FBO, which decreased costs by 25% and by sale of the flight school. Repair station and all flight operations also had improved gross margins. The decrease in costs of service, combined with the 12% increase in revenue, is reflected in improved gross margins across the board. The overall gross margin improved to 24% from 13% in the prior year.

Depreciation and Amortization

      Aircraft and engines are depreciated as follows: aircraft are depreciated on a straight-line basis over 12 years. Engines are depreciated based on hours flown down to a core value. In addition, a reserve is recorded to cover the cost of major periodic inspections on engines. Electronic warfare equipment is depreciated on a straight line basis over five years. All other property and equipment is depreciated over its estimated useful life or lease term, if applicable. Increase in depreciation is a result of a relatively stable level of aircraft and facilities and an increased utilization rate.

      Depreciation and amortization of $828,425 for the fiscal year ended April 30, 1996 reflects an increase of 4% compared to fiscal year 1995. This increase is the result of the moderate increased utilization of aircraft.

General, Corporate and Administrative


      General, corporate and administrative expenses consist principally of facility costs associated with the three hangars and corporate headquarters building, and labor costs associated with the administrative and sales staff. General, corporate and administrative expenses aggregated $1,812,130 for the year ended April 30, 1996, a decrease of 13% over the prior twelve month period. This decrease is a result of a reduction in professional fees and the departure of an executive of the Company, partially offset by an increase in marketing expenses.

Interest Expense

      Interest expense increased to $561,284 from $409,735 for the prior twelve month period, or 37%. This increase in primarily due to the fact that interest on unsecured and undersecured indebtedness did not begin accruing until the confirmation date of the Plan in December 1994.

Income Tax Expense

      Income tax expense varies from statutory tax rates principally because of the utilization of net operating loss carryforwards. Fur further discussion see
Note 6 to the Consolidated Financial Statements included herein.

Extraordinary Gain on Debt Extinguishment

      In April 1996, the Company paid off at a discount certain indebtedness to Michigan National Bank in a transaction described in more detail herein (see
Item 12, "Certain Relationships and Related Transactions"). As a result of that transaction, an extraordinary gain of $313,793 was recorded to reflect the forgiveness of that portion of the indebtedness.

Net Income (Profit)

      The consolidated net profit for the year ended April 30, 1996 was $115,295, a profit of $.11 per share (includes an extraordinary gain of $313,793; net loss before extraordinary item was $198,498, or $.20 per share). The weighted average number of shares remained consistent during this period at 998,976.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operations primarily through cash flows from operations, bank indebtedness and the Sale/Leaseback. The Company's operating activities provided cash of approximately $85,355 for the year ended April 30, 1997, while providing $663,657 in the comparable prior year period. For the year ended April 30, 1997, cash was provided by net income, increases in accounts payable and accrued expenses and absorbed by increases in accounts receivable and prepaid expenses and other assets. Cash was used to repay long term debt and provide for start-up expenses and deposits related to the CAS-MOS contract.

      On October 16, 1996, the Company entered into a Factoring Agreement (the "Heller Agreement") with Heller Small Business Finance, a division of Heller Financial, Inc. ("Heller"). The Heller Agreement granted Heller an assignment of the CAS-MOS contract accounts receivable and proceeds thereon as collateral for a line of credit which is expected not to exceed $2,000,000. The term of the Heller Agreement is two years, with an option for the Company to terminate the Heller Agreement after one year, if the Company is able to obtain traditional bank financing. Heller charges a discount fee of .8% of the invoice amount purchased and an interest rate of prime plus 1% until the invoice is paid. The Heller Agreement includes a minimum fee to Heller, inclusive of all interest charges, of $60,000 per annum. There were no amounts due to Heller as of April 30, 1997.

      The Company operates in a capital intensive industry. Typically, major expenses are incurred in connection with the initiation of a new contract. These costs can consist of acquisition of additional aircraft, equipment and training. These costs can be reduced through leasing arrangements and advance payments from customers, if these are obtainable. The Company believes that it will be able to arrange through available means the financing of these initial contract costs when necessary, although no assurance can be given. See Notes 4 and 7 to the Consolidated Financial Statements included herein for a discussion of future debt and lease commitments.

ITEM 7. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             April 30,
                                                    ---------------------------
                                                        1997           1996
                                                    -----------     -----------
Current assets
  Cash                                              $   231,111     $ 1,178,779
  Accounts receivable, net (Note 1)                   2,230,370       1,380,803
  Inventories (Notes 2 and 5)                         1,790,890       1,729,503
  Prepaid expenses, deposits and other                1,416,076         786,985
--------------------------------------------------------------------------------

Total current assets                                  5,668,447       5,076,070
--------------------------------------------------------------------------------

Property and equipment, net (Notes 3 and 5)           4,266,598       4,532,658
--------------------------------------------------------------------------------

Other assets                                             28,323          31,116
--------------------------------------------------------------------------------

     Total assets                                   $ 9,963,368     $ 9,639,844
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                  $   326,406     $   174,286
  Deferred revenue                                      769,547         598,145
  Accrued expenses and other liabilities (Note 8)     1,775,972       1,580,820
  Long-term debt due currently (Note 5)                 640,351         599,533
--------------------------------------------------------------------------------

Total current liabilities                             3,512,276       2,952,784

Other non-current liabilities                           400,543         214,339
Deferred revenue                                      1,090,191       1,445,516
Long-term debt, less current maturities (Note 5)      3,282,068       4,034,355
--------------------------------------------------------------------------------

Total liabilities                                     8,285,078       8,646,994
--------------------------------------------------------------------------------

Commitments and contingencies (Notes 7 and 8)
--------------------------------------------------------------------------------

Stockholders' equity
  Common stock, $.01 par value, 10,000,000
    shares authorized; 1,013,976 and
    998,976 issued and outstanding, respectively         10,140           9,990
  Additional paid-in capital                          1,009,386         988,986
  Treasury stock, 1,769 shares of common stock,
    at fair value                                        (1,769)         (1,769)
  Retained earnings (deficit)                           660,533          (4,357)
--------------------------------------------------------------------------------

Total stockholders' equity                            1,678,290         992,850
--------------------------------------------------------------------------------

     Total liabilities and stockholders' equity     $ 9,963,368     $ 9,639,844
--------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended April 30,
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     ------------
Revenues (Note 10)                                $ 19,035,036     $ 12,265,436
--------------------------------------------------------------------------------

Operating costs and expenses
  Costs of services                                 15,259,962        9,265,121
  Gain on disposal of assets                           (73,451)          (3,026)
  Depreciation and amortization                        588,395          828,425
  General, corporate and administrative              2,218,682        1,812,130
--------------------------------------------------------------------------------

Total operating costs and expenses                  17,993,588       11,902,650
--------------------------------------------------------------------------------

Income before other (income)
  expenses and extraordinary items                   1,041,448          362,786
--------------------------------------------------------------------------------

Other (income) expenses
  Interest expense                                     376,558          561,284
--------------------------------------------------------------------------------

Total other (income) expenses                          376,558          561,284
--------------------------------------------------------------------------------

Income (loss) before extraordinary items               664,890         (198,498)
--------------------------------------------------------------------------------

Extraordinary items
  Gain on debt extinguishment (Notes 5 and 11)              --          313,793
--------------------------------------------------------------------------------

Net income                                        $    664,890     $    115,295
--------------------------------------------------------------------------------

Income (loss) per common share
  Income (loss) before extraordinary items        $       0.66     $      (0.20)
  Extraordinary item                                        --             0.31
--------------------------------------------------------------------------------

  Net income per common share                     $       0.66     $       0.11
--------------------------------------------------------------------------------

  Weighted average number of shares                  1,003,976          998,976
--------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                Common Stock        Additional                Retained
                              -----------------      Paid-in     Treasury     Earnings
                              Shares      Amount     Capital       Stock      (Deficit)
---------------------------------------------------------------------------------------
Balance, April 30, 1995       998,976    $ 9,990    $  988,986    $(1,769)    $(119,652)

Net income                         --         --            --         --       115,295
---------------------------------------------------------------------------------------

Balance, April 30, 1996       998,976      9,990       988,986     (1,769)       (4,357)

Issuance of common stock       15,000        150        20,400         --            --
Net income                         --         --            --         --       664,890
---------------------------------------------------------------------------------------

Balance, April 30, 1997     1,013,976    $10,140    $1,009,386    $(1,769)    $ 660,533
---------------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Year ended April 30,
                                                            --------------------
                                                            1997            1996
                                                            ----            ----
Operating activities
  Net income                                            $   664,890     $   115,295
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Depreciation and amortization                         588,395         828,425
      Engine reserve                                        186,205          (7,093)
      Issuance of common stock for services                  20,550              --
      (Gain) loss on sale of assets                         (73,451)         (3,026)
      Extraordinary gain on debt extinguishment                  --        (313,793)
      Changes in operating assets and liabilities
        Accounts receivable                                (849,567)        429,088
        Inventories                                         (61,387)       (352,685)
        Prepaid expenses and other assets                  (626,298)       (226,767)
        Accounts payable                                    152,120         104,872
        Accrued expenses and other liabilities              267,820        (231,326)
        Deferred revenue                                   (183,922)        320,667
-----------------------------------------------------------------------------------

Net cash provided by operating activities                    85,355         663,657
-----------------------------------------------------------------------------------

Investing activities
  Purchase of property and equipment                       (346,846)       (219,866)
  Proceeds from the sale of property and
    equipment                                                25,292       2,900,000
-----------------------------------------------------------------------------------

Net cash provided (absorbed) by investing activities       (321,554)      2,680,134
-----------------------------------------------------------------------------------

Financing activities
  Repayment of long-term debt                              (711,469)     (2,766,756)
-----------------------------------------------------------------------------------

Net cash absorbed by financing activities                  (711,469)     (2,766,756)
-----------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                         (947,668)        577,035

Cash and cash equivalents,
  beginning of year                                       1,178,779         601,744
-----------------------------------------------------------------------------------

Cash and cash equivalents, end of year                  $   231,111     $ 1,178,779
-----------------------------------------------------------------------------------

Supplemental Schedule of Noncash Investing and
  Financing Activities

  Deferred gain on sale/leaseback of property
    and equipment (Note 11)                             $        --     $   214,974
-----------------------------------------------------------------------------------

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



     Nature of Business - The Flight International Group, Inc. and Subsidiaries (the "Company") is an aviation services company that performs military training services using specially modified commercial aircraft, principally under contracts with the United States Department of Defense, other government agencies and foreign countries. In addition, the Company has established a market for training and testing in the aerospace industry. The Company also operates a fixed base operation ("FBO") at the Newport News/Williamsburg International Airport.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Inventories - Aircraft parts - Aircraft parts include rotables, repairable and expendable aircraft components and rotables. Rotables and repairables are recorded using the specific identification method and are valued at the lower of cost or market. Expendables are recorded at the lower of average cost or market.

     Targets and cable - Targets and cable are special equipment required to perform target tow missions and are recorded at the lower of average cost or market.

     Fuel - Fuel includes Jet A and Avgas, both of which are consumed in the performance of contracts and sold commercially. Fuel is recorded at the lower of average cost or market.

     Property and Equipment - Property and equipment are recorded at cost. The cost of improvements are capitalized, while the cost of replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed.

     Depreciation and amortization of property and equipment are provided, for financial reporting purposes, as follows:

     Aircraft and Engines - Aircraft are depreciated on a straight-line basis over 12 years. Engines are depreciated based on hours flown down to a core value.

     The U.S. Federal Aviation Administration mandates the performance of a Major Periodic Inspection (MPI) on engines every 1,500 flight hours. In order to properly account for the cost of this inspection over the time the engine is in service, the Company records a reserve based on hours between inspections for each engine. The reserve is relieved when the service work is performed on the engine.

     Electronic Warfare Equipment - Substantially all electronic warfare equipment and related aircraft modifications are utilized to train military aircrews, radar operators and weapons controllers in the techniques of airborne target identification and intercept. Such equipment and related aircraft modifications are carried at the lower of cost or market value and are depreciated on a straight-line basis over 5 years.

     Other equipment - All other property and equipment is depreciated on a straight-line basis over its estimated useful life or lease term, as applicable. Estimated useful lives are as follows: leasehold interests and improvements, primarily in the airport buildings - 85 months (remaining lease term); equipment, office furniture, and fixtures - 5 years.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                   (CONTINUED)


     Asset Impairments and Disposals - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) during the year ended April 30, 1997. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.
     The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at their net realizable value. The application of this pronouncement did not have a material effect on the financial statements of the Company.

     Revenue Recognition - Contract Revenue - The Company recognizes contract revenue as hours are flown, at the average rate per flight hour, over the term of each contract. Certain contracts provide for a guaranteed minimum number of flight hours per contract year. Contract revenue for such guaranteed but unflown hours, if any, is recognized at the end of the contract year. Certain contracts provide for cash payments in excess of the average rate per hour in the early years of a contract; such excess is recorded as deferred revenue.

     Aircraft Maintenance - Repairs and maintenance services performed for unrelated third parties are recognized on the completed contract method. Costs associated with an incomplete job at period end are deferred as costs in excess of billings and included in "prepaid expenses, deposits and other" in the consolidated balance sheets.

     Income Taxes - Income taxes are accounted for under FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109), the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Stock Based Compensation - The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including proforma net income and earnings per share, determined as if the company had applied the new method.

     The Company measures stock based compensation cost as the excess of the market value of the Company's common stock at the grant date over any amount the employee pays for the stock. The application of this pronouncement did not have a material effect on the financial statements of the Company.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly-liquid instruments purchased with a maturity of three months or less to be cash equivalents.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                   (CONTINUED)


     Net Income Per Share - Net income per common share is computed by dividing the income by the weighted average of the number of shares of common stock outstanding during the year (1,003,976 shares - 1997 and 998,976 shares - 1996).

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications - Certain reclassifications have been made in prior year consolidated financial statements to conform to the presentation in the 1997 consolidated financial statements.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTS RECEIVABLE - The balance of accounts receivable is comprised of the following:

                                                 April 30,
                                         -------------------------
                                            1997           1996
                                         ----------     ----------
     Flight operations contracts
      and programs                       $2,170,518     $1,256,892
     Trade                                  125,708        128,930
     Other receivables                       78,781         53,764
                                         ----------     ----------

                                          2,375,007      1,439,586
     Less:  allowance for
      doubtful accounts                    (144,637)       (58,783)
                                         ----------     ----------


                                         $2,230,370     $1,380,803
                                         ----------     ----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - ACCOUNTS RECEIVABLE (CONTINUED) - Accounts receivable from flight operations contracts and programs consist of the following:


                                                 April 30,
                                         -------------------------
                                            1997           1996
                                         ----------     ----------
     U.S. Government
      Amounts billed                     $  410,533     $  201,407
      Services provided,
       not billed                         1,033,647        302,582
                                         ----------     ----------

                                          1,444,180        503,989
                                         ----------     ----------
     Commercial Customers
      Amounts billed                        664,290        498,977
      Services provided,
       not billed                            62,048        253,926
                                         ----------     ----------

                                            726,338        752,903
                                         ----------     ----------
     Total flight operations
      contracts and programs             $2,170,518     $1,256,892
                                         ----------     ----------

     Accounts receivable are billed in accordance with the terms of the contracts under which they arise. Amounts not billed represent services performed between the last billing date and year end.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 2 - INVENTORIES - Inventories are compromised of:

                                                 April 30,
                                         -------------------------
                                            1997           1996
                                         ----------     ----------
     Aircraft parts                      $1,634,890     $1,544,818
     Targets and cable                      135,260        160,426
     Fuel                                    20,740         24,259
                                         ----------     ----------

                                         $1,790,890     $1,729,503
                                         ----------     ----------

NOTE 3 - PROPERTY AND EQUIPMENT - Property and equipment consist of the following:

                                                 April 30,
                                         -------------------------
                                            1997           1996
                                         ----------     ----------
     Aircraft and engines                $2,289,820     $2,339,820
     Electronic warfare equipment           519,147        519,147
     Leasehold interests                  1,999,791      1,999,791
     Office furniture and fixtures           78,962         39,955
     Other equipment                        701,128        395,006
                                         ----------     ----------

                                          5,588,848      5,293,719
     Accumulated depreciation
      and amortization                   (1,322,250)      (761,061)
                                         ----------     ----------

     Property and equipment, net         $4,266,598     $4,532,658
                                         ----------     ----------

NOTE 4 - NOTES PAYABLE - The Company entered into an accounts receivable factoring agreement with Heller Financial, Inc. in October of 1996. Under the terms of the agreement, the Company may obtain advances up to 80% of amounts billed by the Company relating to an agreed U.S. Government Contract. The Company must pay interest at prime plus 1% on outstanding advances. No amounts were outstanding at April 30, 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5 - LONG-TERM DEBT - Long-term debt consists of the following:

                                                                  April 30,
                                                           ------------------------
                                                              1997         1996
                                                           ----------    ----------
Note payable to bank with interest payable at 8.5%, due
  in monthly installments of principal and interest,
  beginning at $19,000 and ending at $37,000, through
  November 1, 2003, secured by a first mortgage deed of
  trust on leasehold improvements and assignment of
  leases on certain real property located in Newport
  News, Virginia.                                          $1,862,609    $1,970,762

Note payable to finance company with interest payable
  at 8%, due in equal monthly installments of principal
  and interest of $6,784 maturing on August 1, 1996,
  secured by certain property and equipment.                       --        21,489

Note payable to finance company with interest payable
  at 8%, due in equal monthly installments of principal
  and interest of $7,800 through August 30, 1999, and a
  final payment of principal and unpaid interest of
  approximately $17,768 due September 30, 1999, secured
  by certain property and equipment.                          213,277       292,449

Note payable to finance company with interest payable
  at 8%, due in equal monthly installments of principal
  and interest of $30,000 through December 20, 1999, and
  a final payment of principal and unpaid interest of
  $338,120 due January 20, 2000, secured by certain
  property and equipment.                                   1,133,481     1,391,487

Note payable to bank with interest payable at 7%
  through December 8, 1999, and at the five-year U.S.
  Treasury Bill rate plus 2.10% through December 8, 2004,
  due in monthly installments of principal and interest
  of approximately $15,333 through December 8, 2004,
  secured by inventory.                                       713,052       957,701
                                                          -----------    ----------

                                                            3,922,419     4,633,888
  Current maturities                                          640,351       599,533
                                                           ----------    ----------

  Long-term debt, net                                      $3,282,068    $4,034,355
                                                           ----------    ----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 5 - LONG-TERM DEBT (CONTINUED) -

At April 30, 1997, aggregate principal payments due for long-term debt for the next five fiscal years and thereafter were as follows:


                    1998                                 $  640,351
                    1999                                    746,771
                    2000                                    971,413
                    2001                                    421,273
                    2002                                    392,106
                  Thereafter                                750,505
                                                         ----------

                                                         $3,922,419
                                                         ==========

An extraordinary gain of $313,793 was recorded at April 30, 1996 to reflect forgiveness of bank debt related to early payoff of an amount less than the outstanding balance on a 7.875% note payable to bank, (See Note 11).

NOTE 6 - INCOME TAXES - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The sources of temporary differences and their effect on net deferred tax asset are as follows:

                                                            April 30,
                                                  -----------------------------
                                                     1997               1996
                                                  ----------         ----------
     Deferred revenue                             $  707,000         $  777,000
     Engine reserve                                  173,000            129,000
     Allowance for bad debts                          55,000             22,000
     Vacation expense                                 41,000             37,000
     Installment sale                                 54,000             82,000
     Net operating loss carryforwards              3,703,000          4,043,000
     Basis difference of property and equipment     (322,000)          (360,000)
                                                  ----------         ----------

     Net deferred tax asset                        4,411,000          4,730,000

     Valuation allowance                          (4,411,000)        (4,730,000)
                                                  ----------         ----------

                                                  $       --         $       --
                                                  ----------         ----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 6 - INCOME TAXES (CONTINUED) - The provision for income taxes differs from the amount determined by applying federal statutory tax rates to pre-tax income as a result of the following differences:

                                              Year Ended                Year Ended
                                            April 30, 1997            April 30, 1996
                                            --------------            --------------

                                          Amount      Percent       Amount      Percent
                                         --------     --------     --------     --------
Income taxes at
  statutory rate                         $226,063           34%    $ 39,200         34.0%
Increase (decrease) in
  taxes resulting from:
    Federal alternative
      minimum tax                           9,000          1.4           --           --
    Travel and entertainment               16,674          2.5       11,542         10.0
    Change in valuation allowance        (319,000)       (48.0)     (55,354)       (48.0)
    State taxes, net of
      federal benefit                      26,596          4.0        4,612          3.6
    Other                                  40,667          6.1           --           --
                                         --------     --------     --------     --------

                                         $     --           --%    $     --           --%
                                         --------     --------     --------     --------

As of April 30, 1997, the cumulative net operating loss available for federal income tax purposes was $9,700,000, which will expire primarily in the 2006 - 2011 period, subject to certain limitations due to reorganization, if not previously utilized.

NOTE 7 - OPERATING LEASE COMMITMENTS - The Company leases various aircraft and engines under operating leases for use on government contracts. Total lease expense for these aircraft was $4,322,745 and $1,894,834 for the years ended April 30, 1997 and 1996, respectively. Such lease expenses included approximately $414,487 and $164,819 for the years ended April 30, 1997 and 1996, respectively, for contingent rentals based on hours flown.

The Company leases various office facilities and airport property under lease arrangements with terms expiring through May 2004. Other operating leases are for office machines and aircraft maintenance equipment. The lease expense for these operating leases was $364,006 and $347,736 for the years ended April 30, 1997 and 1996 respectively. Such lease expenses included approximately $109,351 and $102,878 for the years ended April 30, 1997 and 1996, respectively, for contingent rentals based on revenue.

At April 30, 1997, future minimum lease payments on operating leases for each of the next five fiscal years and thereafter were as follows:

                      1998                          $1,873,468
                      1999                             791,885
                      2000                             149,514
                      2001                             149,964
                      2002                             151,314
                   Thereafter                          198,279
                                                    ----------

                                                    $3,314,424
                                                    ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - CLAIMS CONTINGENCIES, AND COMMITMENTS - On February 4, 1994, the Company filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of Virginia (the "Bankruptcy Court") for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). On December 8, 1994, the Bankruptcy Court entered an order confirming the Company's joint plan of reorganization (the "Plan"), and the Plan became effective on December 28, 1994 (the "Effective Date"). For accounting purposes, the effective date was deemed to be December 31, 1994.

Pursuant to the Plan, a total of 1,000,000 shares of new common stock were authorized and 998,976 shares were issued. The 9,899,713 shares of common stock previously outstanding were retired. Of the new shares of common stock issued, 51,000 shares are being held by the Company to satisfy the remaining claims of the unsecured creditors. The Company anticipates that a final distribution of the remaining shares based on the final valuation of all general unsecured claims will be completed by April 30, 1998.

Priority tax claims, which arose from the plan, are being paid over a period of six years together with interest thereon. Unpaid claims amounted to approximately $199,000 and $270,000 at April 30, 1997 and 1996, respectively, and are included in accrued expenses and other long term liabilities.

On May 7, 1996, the Company received notification of a grand jury subpoena issued on behalf of the United States Information Agency (USIA) for records of Flight International Aviation, Inc. and Flight International Aviation Training Center, Inc. pertaining to the administration of training pursuant to the J-1 Exchange Visitor Program. The Company has produced all documents in its possession and has cooperated with the investigation. The Company has not been identified as a "target" of any criminal investigation nor have any civil claims been asserted against the Company. In addition, the Company has not operated the Training Center since November 1, 1994. Management of the Company believes that the ultimate settlement of this matter will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 9 - EMPLOYEE BENEFIT PLANS - The Company sponsors a defined contribution pension plan covering all eligible employees. Employees become eligible to participate upon completing one year of service in a job classification not subject to a collective bargaining agreement. One year of service is defined as any consecutive 12 month period in which the employee works 1,000 hours. Participants may elect to have 1% to 15% of their compensation contributed to the Plan, up to the maximum allowed by law. Prior to May 1, 1996, contributions to the Plan were matched by the Company at the rate of 25% of the first 4% of employees' contributions. All employee contributions, rollover contributions, and earnings thereon are 100% vested. Company contributions vest at a rate of 20% per year. The participant may designate his contribution and employer matching contributions to be invested in any combination of seven money market, stock or bond funds maintained by the Trustee. After a participant dies or retires, the participant or his beneficiary is entitled to receive the entire vested balance of his account. Effective May 1, 1996, the Company increased its match to 30% of the first 5% of employees' contributions.

The Company reserves the right to amend or terminate the Plan at any time. If the Plan is terminated, each participant is then vested with the amount in his account. The Company contributed $31,921 and $14,470 to the plan for the years ended April 30, 1997 and 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 10 - TRANSACTIONS WITH MAJOR CUSTOMER - Revenues from all U.S. government contracts included in the Flight operations segment are as follows:

                                                              Percent
                                             Amount        Total Revenue
                                          -----------      -------------
    Fiscal year ended April 30, 1997      $12,520,399           66%
    Fiscal year ended April 30, 1996      $ 5,942,969           48%

NOTE 11 - RELATED PARTIES - The Company has entered into lease agreements with Maritime Sales and Leasing ("MSL") for certain aircraft which require future minimum lease payments of approximately $2.3 million through October, 1999. David Sandlin, President and CEO of the Company, is also an officer of MSL.

During 1996, the Company entered into a lease with the Aviation Company. David Sandlin has an ownership interest in the Aviation Company. The single aircraft lease calls for payments of $500 per hour flown.

On April 15, 1996, the Company sold three planes to MSL for $2.9 million. The Company leased the planes back from MSL for a three year period. Proceeds from the sale were distributed as follows: $1.85 million to payoff bank debt; $106,000 to MSL for lease deposits; and the remainder to the Company. The Company realized a $218,000 gain related to the sale/leaseback which was deferred over the lease term, and a $313,793 extraordinary gain related to the early extinguishment of related bank debt, (See Note 5).

Total rent expense on all related party leases were as follows:

    Fiscal year ended April 30, 1997                           $2,415,260
    Fiscal year ended April 30, 1996                           $1,285,671

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company places its cash and cash equivalents with high credit qualified financial institutions.

The following details the fair values of financial instruments for which it is practicable to estimate the value:

Cash and cash equivalents - The carrying amounts approximate fair value because of the short maturity of these instruments.

Debt - The aggregate fair value of the Company's long-term debt obligations, which is based upon quoted market prices and rates currently available to the Company for debt with similar terms and maturities, approximates the carrying amount.

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC
                                   ACCOUNTANTS



To the Board of Directors and Stockholders of The Flight International Group, Inc.

We have audited the accompanying consolidated balance sheets of The Flight International Group, Inc. and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Flight International Group, Inc. and Subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





Richmond, Virginia                  BDO Seidman, LLP
June 20, 1997

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

      The current officers and directors will serve for terms of one year or until their respective successors are elected and qualified. The current officers and directors are:

Name                                     Age   Date of Election    Position
----                                     ---   ----------------    --------
David E. Sandlin                          53   March 30, 1994      Chairman, President, Director

Wayne M. Richmon                          40   February 13, 1995   Executive Vice President,
                                                                   Treasurer, Chief Financial Officer,
                                                                   Director

David R. Sharp                            57   October 1, 1996     Vice President, Chief Operating
                                                                   Officer

Gary D. Reinhart                          61   April 13, 1993      Vice Pres. of Administration

Ann P. Campbell                           58   April 13, 1993      Secretary

C. Lofton Fouts, Jr.                      65   February 13, 1995   Director

John R. Bone                              46   February 13, 1995   Director

James N. Lingan                           49   May 24, 1995        Director

Vice Admiral Richard M. Dunleavy (Ret.)   64   May 24, 1995        Director

      The Plan requires that the Company's Board of Directors remain at six (6) members until changed by vote of shareholders. The members of the Board of Directors need not be shareholders of the Company. Further, the Plan requires that three members of the Board of Directors may be, but are not required to be, officers, employees, consultants or independent contractors engaged, employed or retained by the Company or its subsidiaries and/or affiliates. Messrs. Sandlin, Richmon and Bone represent these three directors. The remaining three directors shall consist of individuals who are not directly or indirectly engaged, employed or retained by the Company or its subsidiaries and/or affiliates. Messrs. Fouts, Lingan and Dunleavy represent these three directors.

      Each director and executive officer's business experience during the past five years is described below:

      David E. Sandlin. Mr. Sandlin has been Chairman, President and a Director of the Company and its subsidiaries since March 30, 1994, and was formerly President of Flight International's Sales and Leasing Division. Mr. Sandlin has been involved in aircraft marketing and management since 1978. He has worked in various capacities for Cessna and Dassault and has extensive experience with Learjets. In 1990 he founded DESCO Aviation Consultants International ("DESCO") and is an officer, director and 50% shareholder of in Maritime Sales & Leasing, Inc. ("Maritime"), a major lessor of turbine aircraft. Maritime has leased a total of 16 aircraft to FII. Mr. Sandlin also is a one-third owner of The Aviation Company ("TAC"), which has leased one aircraft to the Company. With relation to three particular Learjets owned by the Company, an arrangement was made in May 1996 whereby Maritime would purchase the aircraft from the Company, lease them back to the Company and pay off Michigan National Bank (the entity that financed the aircraft). See Item 12, "Certain Relationships and Related Transactions."

      Wayne M. Richmon. Mr. Richmon, Executive Vice President, Treasurer, Chief Financial Officer and Director, joined the Company in 1992, and is responsible for finance, corporate administration, human resources, management information services and contract administration. Prior to joining the Company, he served previously as Chief Financial Officer for American Systems Engineering Company and held management positions at two national "big six" accounting firms, specializing in government contract and consulting services. Mr. Richmon is a CPA registered in the State of Virginia.

      David R. Sharp. Mr. Sharp, Vice President and Chief Operating Officer, joined the Company in 1987 after 26 years as a U.S. Navy officer, retiring with the rank of Captain. He was Director of Navy Programs for the Company until October 1992, when he resigned to pursue other interests. Prior to returning to the Company in May 1995 as Director of Government Marketing he served as a consultant and held positions in marketing and program management. He is currently responsible for all commercial and government operations of the Company.

      Gary D. Reinhart. Mr. Reinhart, Vice President, Administration, joined the Company in 1987 as Director of Purchasing and has also served as Director, Materials and Risk Management. Mr. Reinhart previously worked in corporate and group management positions with Bendix/ Allied Signal for 28 years.

      Ann P. Campbell. Ms. Campbell, Corporate Secretary, joined the Company in 1987 as Secretary to the Chief Financial Officer of the Company. Since that time, she has served as Executive Secretary to the Chief Operating Officer and President, and Assistant to the Chairman. Ms. Campbell has over fifteen years experience as a legal secretary and currently serves as Executive Secretary to the Chairman and to the Chief Financial Officer.

      C. Lofton Fouts, Jr. Mr. Fouts, Director, has been involved in the aviation industry for 29 years. He wrote the original Piper Flite Center training syllabus, the first standardized flight program used nationwide in the general aviation industry. In 1988, Mr. Fouts formed Lofton Fouts & Associates, Inc., a general aviation consulting business specializing in sales, acquisitions and mergers of fixed base operations and related aviation businesses.

      John R. Bone. Mr. Bone, Director, is President of Global Jet, a corporate aircraft sales and brokerage firm, and is an officer, director and 50% shareholder of Maritime. Mr. Bone studied aeronautical engineering at Northrup University. He is an A&P mechanic, has worked as Chief Pilot for major U.S. companies and currently is a pilot with a major United States airline. Global Jet, with Mr. Bone, has been instrumental in developing the fleet of Learjets for Phoenix Air Group, a competitor of FII. See Item 12, "Certain Relationships and Related Transactions."

      James N. Lingan. Mr. Lingan, Director, is a principal with KPMG Peat Marwick LLP in Washington, D.C. Mr. Lingan supervises a staff which provides consulting and advisory services to Department of Defense weapons acquisitions programs. Mr. Lingan has served more than 10 years in the United States Navy and is a Captain in the Navy Reserve.

      Vice Admiral Richard M. Dunleavy (Ret.). Admiral Dunleavy, Director, was formerly Assistant Chief of Naval Operations (Air Warfare). Admiral Dunleavy joined the Staff of the Chief of Naval Operations in 1976. From 1978 to 1979 he was Commanding Officer of the USS Ponchatoula and assumed command of the USS Coral Sea in 1979. In 1981 he was selected as Commander of U.S. Naval Forces in the Philippines and later became Commander, Carrier Group FOUR/Commander Striking Force Atlantic. From 1986 to 1989 he was Commander, Naval Air Force, U.S. Atlantic Fleet. Admiral Dunleavy's military awards include a Distinguished Service Medal, three Legions of Merit, eight Air Medals and four Navy Commendation Medals.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The Company believes that all required Forms 3 and 4 were furnished to the Registrant during the fiscal year ended April 30, 1997.

ITEM 10. EXECUTIVE COMPENSATION

      The following table reflects the aggregate cash compensation, including bonuses and deferred compensation, for services in all capacities to the Company during the fiscal years ended April 30, 1997, 1996 and 1995 for the Chief Executive Officer of the Company. No other executive officer of the Company had aggregate remuneration exceeding $100,000.

                               ANNUAL COMPENSATION

                                                   Other
                                                   Annual       Other
Name,Principal Position   Year       Salary         Comp.    Compensation
-----------------------   ----       ------         -----    ------------
David E. Sandlin(4)       1997    $110,000(1)(2)              $ 13,700(3)
Chairman, President       1996    $100,000(1)(2)              $    962
                          1995    $ 89,612(1)(2)              $    308

----------
(1) Pursuant to an Employment Agreement, dated as of January 3, 1995, by and between the Company and David E. Sandlin, as amended to date (the "Sandlin Agreement"), Mr. Sandlin received a salary at an annual rate of $100,000 from the effective date of such agreement through the end of the fiscal year ended April 30, 1996 and $110,000 during the fiscal year ended April 30, 1997. See "Employment Agreements," below.

(2) The Sandlin Agreement and Mr. Sandlin's employment arrangement prior to entering into the Sandlin Agreement provides for certain perquisites, including an apartment in Newport News, Virginia, travel costs to and from his home in Atlanta, Georgia and an automobile in Newport News. The aggregate cost of these items for the fiscal year ended April 30, 1997 was $25,280; for the fiscal year ended April 30, 1996, $25,081; and for the fiscal year ended April 30, 1995, $22,466.

(3) Mr. Sandlin was issued 10,000 shares of Common Stock in January 1997 as compensation. The valuation of such shares is an estimate by the Company. There is no current active trading market in the Company's securities. See "Employment Agreements," below.

(4) Mr. Sandlin is an officer, director and 50% shareholder of Maritime. Maritime has leased a total of 16 aircraft to FII. Mr. Sandlin is also a one-third owner of TAC, which has leased one aircraft to the Company. With relation to three particular Learjets owned by the Company, an arrangement was made in May 1996 whereby Maritime would purchase the aircraft from the Company, lease them back to the Company and pay off Michigan National Bank (the entity that financed the aircraft). The Company does not believe that any of the foregoing constituted compensation to Mr. Sandlin, but makes this disclosure for the sake of completeness. See "Item 12 - Certain Relationships and Related Transactions."

THE FLIGHT INTERNATIONAL GROUP, INC. 401(K) PLAN

      The Flight International Group, Inc. 401(k) Plan (the "401(k) Plan") is a defined contribution plan sponsored by the Company. The 401(k) Plan covers all eligible employees of the Company. Employees become eligible to participate upon completing one year of service in a job classification not subject to a collective bargaining agreement. One year of service is defined as any consecutive 12 month period in which the employee works 1,000 hours.

      Participants may elect to have 1% to 15% of their compensation contributed to the 401(k) Plan, up to the maximum allowed by law. Contributions to the 401(k) Plan are matched by the Company at the rate of 30% of the first 5% of employees' contributions. The Board of Directors has approved, effective August 1, 1997, an increase in the matching to the rate of 40% of the first 5% of employees' contributions. All employee contributions, rollover contributions and earnings thereon are 100% vested. Company contributions vest at a rate of 20% per year. The participant may designate his contribution and employer matching contributions to be invested in any combination of eight funds maintained by the Trustee. After a participant dies or retires, the participant or his beneficiary is entitled to receive the entire vested balance of his account. The Company reserves the right to amend or terminate the 401(k) Plan at any time. If the 401(k) Plan is terminated, each participant is then vested with the amount in his account. The Company contributed $24,082 and $14,470 to the 401(k) Plan in fiscal years 1997 and 1996, respectively.

      The 401(k) Plan has applied for, but not yet received, a determination letter exempting it from Federal income taxes.

DIRECTORS' COMPENSATION

      Directors who are not members of management or affiliates thereof receive $1,000 for each Board meeting attended, plus out-of-pocket expenses incurred in connection with such attendance. Members of management and affiliates thereof who are directors do not receive separate compensation therefor.

EMPLOYMENT AGREEMENTS

The Sandlin Agreement

      The Sandlin Agreement continues for a term which expires December 31, 2001, provided that the Sandlin Agreement is renewed automatically from year to year thereafter unless either party gives notice of termination. Mr. Sandlin's base salary was previously $100,000 per year (subject to increases by the Board of Directors taking into consideration certain factors specified therein). On September 17, 1996, the Board of Directors approved the extension of the Sandlin Agreement through December 31, 2001, as well as a raise in Mr. Sandlin's base salary to $110,000, with 10% annual base salary increases. The Board also approved issuing to Mr. Sandlin, as compensation, 10,000 shares of Common Stock, which were issued in January 1997.

      Mr. Sandlin is reimbursed for all necessary and reasonable expenses incurred in performing under the Sandlin Agreement and certain other expenses specified therein (including without limitation for the cost of an apartment and automobile for his use in Newport News, Virginia and his travel expenses to and from his home in Atlanta, Georgia and Newport News). He is also entitled to participate in any benefit programs which the Company may establish.

      The Company may terminate the Sandlin Agreement for "cause" (as defined therein), in the event of the death or disability of Mr. Sandlin or at any time after delivery to Mr. Sandlin of a written notice of termination. Mr. Sandlin may terminate the Sandlin Agreement on sixty (60) days written notice for, among other things, a reduction in his base salary below that in existence upon signing (or other material breach by the Company), the relocation of the Company's offices and the assignment of duties inconsistent with his position or material adverse alteration in the nature or status of his responsibilities or conditions of employment (including without limitation material reductions in vacation or material increase in overnight travel obligations not reasonably required).

      In the event that the Sandlin Agreement is terminated by the Company for cause or in the event of death or disability, or in the event Mr. Sandlin terminates the Sandlin Agreement other than in connection with a change in control, Mr. Sandlin receives his salary, expense reimbursements and other benefits through the date of termination, in addition to any applicable insurance benefits.

      In the event of a termination by the Company not for cause, death or disability, or in the event Mr. Sandlin terminates the Sandlin Agreement in connection with a change in control, Mr. Sandlin receives the amounts described above plus a lump sum severance payment equal to 100% of his annual base salary at the rate in effect at the time notice of termination is given. In this circumstance, the Company, for one year after termination, also will provide Mr. Sandlin with life and health insurance benefits substantially similar to those he was receiving immediately prior to the notice of termination. A change in control is deemed to have occurred in the event of a sale of the Company or merger of the Company with another business pursuant to which any person or entity other than certain specified entities (these are Maritime, Global Jet, Phoenix Air Group and DESCO, Aviation Consultants) become beneficial owners of capital stock of the Company.

      The Sandlin Agreement prohibits Mr. Sandlin, during the term of the Sandlin Agreement and for one year thereafter, from serving as an employee, owner, partner, agent, director, officer, consultant or shareholder (except ownership of 5% or less of most public companies) of a business which is materially in competition with the business of the Company, but this provision can be modified by formal resolution of at least 75% of the Board of Directors (excluding Mr. Sandlin). The Company agrees to indemnify Mr. Sandlin against reasonable expenses, liabilities and losses incurred or suffered by him in connection with his service to the Company.

Employment Agreement with Wayne M. Richmon

      The Company also has entered into an Employment Agreement with Wayne M. Richmon, its Executive Vice President, Treasurer and Chief Financial Officer, dated as of January 3, 1995 (the "Richmon Agreement"). The Richmon Agreement continues for a term which expires December 31, 1996, provided that the Richmon Agreement is renewed automatically from year to year thereafter unless either party gives notice of termination. Mr. Richmon's base salary was previously $80,000 per year (subject to increases by the Board of Directors taking into consideration certain factors specified therein). On September 17, 1996, the Board of Directors approved the extension of the Richmon Agreement through December 31, 1997, as well as a raise in Mr. Richmon's base salary to $88,000. In the event of automatic renewal, Mr. Richmon's base salary will increase 10% per annum. The Board also approved issuing to Mr. Richmon, as compensation, 5,000 shares of Common Stock, which were issued in January 1997.

      Mr. Richmon is reimbursed for all necessary and reasonable expenses incurred in performing under the Richmon Agreement and certain other expenses specified therein. He is also entitled to participate in any benefit programs which the Company may establish.

      The Company may terminate the Richmon Agreement for "cause" (as defined therein), in the event of the death or disability of Mr. Richmon or at any time after delivery to Mr. Richmon of a written notice of termination. Mr. Richmon may terminate the Richmon Agreement on sixty (60) days written notice for, among other things, a reduction in his base salary below $88,000 (or other material breach by the Company), the relocation of the Company's offices and the assignment of duties inconsistent with his position or material adverse alteration in the nature or status of his responsibilities or conditions of employment.

      In the event that the Richmon Agreement is terminated by the Company for cause or in the event of death or disability, or in the event Mr. Richmon terminates the Richmon Agreement other than in connection with a change in control, Mr. Richmon receives his salary, expense reimbursements and other benefits through the date of termination, in addition to any applicable insurance benefits.

      In the event of a termination by the Company not for cause, death or disability, or in the event Mr. Richmon terminates the Richmon Agreement in connection with a change in control, Mr. Richmon receives the amounts described above plus a lump sum severance payment equal to 100% of his annual base salary at the rate in effect at the time notice of termination is given. In this circumstance, the Company, for one year after termination, also will provide Mr. Richmon with life and health insurance benefits substantially similar to those he was receiving immediately prior to the notice of termination. A change in control is deemed to have occurred in the event of a sale of the Company or merger of the Company with another business pursuant to which any person or entity becomes beneficial owner of capital stock of the Company.

      The Richmon Agreement prohibits Mr. Richmon, during the term of the Richmon Agreement and for one year thereafter, from serving as an employee, owner, partner, agent, director, officer, consultant or shareholder (except ownership of 5% or less of most public companies) of a business which is materially in competition with the business of the Company. The Company agrees to indemnify Mr. Richmon against reasonable expenses, liabilities and losses incurred or suffered by him in connection with his service to the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth, as of July 15, 1997, all persons known to the Registrant to be the beneficial owner of more than five percent of the Company's New Common Stock (other than those persons listed in the chart under "Security Ownership of Management" below in this Item 11).

Name and                                      Amount and
Address of                                    Nature of
Beneficial                                    Beneficial
Owner                                         Ownership     Percent of Class
-----                                         ---------     ----------------
Flight Partners Limited., L.P. ("FPP")          60,000            5.92%
c/o Lincolnshire Management, Inc.
780 Third Avenue
New York, NY 10017
Attention: Mr. William F. Wolffer, Jr.

Michigan National Bank                         103,985           10.26%(1)
2777 Inkster Road
Mail Code 10-60
Farmington Hills, MI 48334-5326
Attention: Otto Wilhelm, Vice President

South Trust Bank of Alabama, N.A.              105,435           10.40%(1)
112 N. 20th Street, 3rd Floor
Birmingham, AL 35203
Attention:  Mr. Lee Brown, Senior V.P.

First Tennessee National Bank Assn.             54,073            5.33%(1)
Box 84
Memphis, TN 38101
Attention: Gary Rick, Vice President

LeasePlan USA, Inc.                             61,341            6.05%(1)
180 Interstate North Parkway, Suite 400
Atlanta, GA 30339
Attention: John Stasiowski, Vice President

----------
(1) Pursuant to the Plan, 510,000 shares of New Common Stock were issued to unsecured creditors and certain other claimants of the Chapter 11 Entities, including these shareholders (the "Creditor Shareholders"). The Company disputed, however, claims to approximately 200,000 of such shares to certain creditors. As of the date of filing of this Annual Report, as indicated above, the Company has resolved all such disputed claims, subject to final paperwork in one case.

SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth, as of July 15, 1997, information as to all directors and executive officers of the Company, and all directors and executive officers as a group.

Name and                                      Amount and
Address of                                    Nature of
Beneficial                                    Beneficial
Owner                                         Ownership    Percent of Class(1)
-----                                         ---------    -------------------
David E. Sandlin                               205,000           20.22%
c/o The Flight International Group, Inc.
Newport News/Williamsburg
  International Airport
Newport News, Virginia  23602

Wayne M. Richmon                                55,000            5.42%
c/o The Flight International Group, Inc.
Newport News/Williamsburg
  International Airport
Newport News, Virginia  23602

David Sharp                                          1               *
c/o The Flight International Group, Inc.
Newport News/Williamsburg
  International Airport
Newport News, Virginia  23602

Gary D. Reinhart                                   - 0 -            --
c/o The Flight International Group, Inc.
Newport News/Williamsburg
  International Airport
Newport News, Virginia 23602

Ann P. Campbell                                    - 0 -            --
c/o The Flight International Group, Inc.
Newport News/Williamsburg
  International Airport
Newport News, Virginia  23602

C. Lofton Fouts, Jr.                               - 0 -            --
6690 Knollwood Circle
Douglasville, GA 30135

John R. Bone                                   145,000           14.30%

P.O. Box 217, 64 College Street
Newman, GA 30263

James N. Lingan                                    - 0 -            --
2531 Jefferson Davis Highway
Building NC3
Arlington, VA 22202

Vice Admiral Richard M. Dunleavy (Ret.)            - 0 -            --
2220 Sandpiper Road
Virginia Beach, VA 23456

ALL DIRECTORS AND
EXECUTIVE OFFICERS
AS A GROUP (8 individuals)                     405,001           39.94%
                                               -------         -------

* Represents less than a one percent interest.

CHANGES IN CONTROL

      The Company is not aware of any arrangements which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Sandlin is an officer, director and 50% shareholder of Maritime, a major lessor of turbine aircraft. Maritime has leased a total of 16 aircraft to FII at a total cost to FII of $2,300,000 through October 1999. The Company believes the financial and other arrangements between FII and Maritime are reasonable and fair and similar to arrangements which would have been made in an arm's length transaction between FII and an unaffiliated third party. The Company does not believe that Mr. Sandlin's relationship with Maritime materially interferes with his ability to fully perform his obligations to the Company as a director, officer and employee.

      Mr. Sandlin is also a one-third owner of TAC, which has leased one Casa 235 aircraft to the Company. In anticipation of a project to send Casa 235 aircraft to Bahrain, the Company sought to lease a plane from TAC. In expectation of this lease, TAC purchased the aircraft intended for the lease. Thereafter, this project was eliminated due to DOD budget cutting. However, the aircraft has been leased to the Company. As of April 30, 1997, the Company had not found a full time use for the aircraft and this situation had been causing harm to its cash flow. On April 30, 1996, the lease was modified from $60,000 per month to $500 per hour flown. This substantially reduced the cost of carrying this aircraft, although certain other significant expenses, such as insurance and other maintenance, continue. The Company believes, however, that the financial and other arrangements between FII and TAC are reasonable and fair and similar to arrangements which would have been made in an arm's length transaction between FII and an unaffiliated third party.

      In an effort to alleviate the Company's cash flow problems, the following plan involving three Company owned Learjets which were financed by Michigan National Bank ("MNB") was approved by the Company's Board of Directors in March 1996. The Company's monthly payment to MNB on the aircraft was $47,000. The plan provided that Maritime purchase the aircraft, repay all indebtedness to MNB, and then lease the aircraft back to the Company at a monthly rate of $53,000. The proceeds from the sale were distributed as follows:

            Sale Price of Aircraft        $2,900,000
            Payoff of MNB Debt            (1,850,000)
            Proceeds to the Company       $1,050,000

      In addition, an engine also financed by MNB (worth approximately $400,000) was retained by the Company. The plan relieved the Company of its indebtedness to MNB, allowed it to receive an additional $1,050,000 and pay only $6,000 per month more for the lease than it was paying to service the debt.

      Mr. Bone is an officer, director and 50% shareholder of Maritime. In addition, Mr. Bone is the sole shareholder, director and officer of Global Jet ("Global Jet"), which, with Mr. Bone, has been instrumental in developing the fleet of Learjets for Phoenix Air Group, a competitor of FII. The Company does not believe that Mr. Bone's relationships with Maritime and Global Jet materially interfere with Mr. Bone's ability to fully perform his obligations to the Company as a director.

      The Board of Directors of the Company currently requires approval or ratification by the Board of all related party transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      1. The exhibits required to be filed as part of this Annual Report on Form 10-KSB are listed in the attached Exhibit Index.

      2. During the quarter ended January 31, 1997, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July      , 1997             THE FLIGHT INTERNATIONAL GROUP, INC.
            -----


                                    By: /s/ David E. Sandlin
                                       ---------------------------------
                                       David E. Sandlin
                                       Principal Executive Officer


                                    By: /s/ Wayne M. Richmon
                                       ---------------------------------
                                       Wayne M. Richmon
                                       Principal Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                         Title                Date
      ---------                         -----                ----

      /s/ David E. Sandlin           Director and            July    , 1997
      --------------------------     Principal Executive     --------------
      David E. Sandlin               Officer

      /s/ Wayne M. Richmon           Director and            July    , 1997
      --------------------------     Principal Financial     --------------
      Wayne M. Richmon               Officer

      /s/ C. Lofton Fouts, Jr.       Director                July    , 1997
      --------------------------                             --------------
      C. Lofton Fouts, Jr.

      /s/ John R. Bone               Director                July    , 1997
      --------------------------                             --------------
      John R. Bone

      /s/ James N. Lingan            Director                July    , 1997
      --------------------------                             --------------
      James N. Lingan

      /s/ Vice Admiral
      Richard M. Dunleavy (Ret.)     Director                July    , 1997
      --------------------------                             --------------
      Vice Admiral
      Richard M. Dunleavy (Ret.)

                                  EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

3(a) Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30, 1996).

3(b) Bylaws of the Company (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30, 1996)..

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

10(g) Stipulation Regarding Adequate Protection of Interest of Nations Financial Capital Corporation in Certain Aircraft Owned By Debtor dated December 14, 1994 between Flight International of Florida, Inc. and NationsFinancial Capital Corporation (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-

                  K dated December 20, 1994).

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

10(l) Award/Contract No. N00019 dated August 30, 1996, issued by the United States Naval Air Systems Command, AIR-2.5.3, Patuxent River, MD to Flight International, Inc. ("CAS-MOS" Contract)(incorporated by reference to the Company's Report on Form 10-KSB/A for the fiscal year ended April 30, 1996). Certain portions of this Exhibit have been omitted based upon a request for confidential treatment with the Securities and Exchange Commission (the "Commission"). The confidential portions have been filed with the Commission.

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

10(q) Agreement between Heller Small Business Finance and FII dated October 16, 1996 (incorporated by reference to the Company's Report on Form 10-QSB for the fiscal quarter ended October 31,
                  1996).

22 Subsidiaries of the Company (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30, 1995).

27                Financial Data Schedule.