Form 10KSB40/A
period 1997-04-30
FLIGHT INTERNATIONAL GROUP INC
filed 1997-08-26
CIK 732775

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A

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

                                     Georgia
                  (State or other jurisdiction or organization)


                                   94-2802192
                     (I.R.S. employer identification number)

                 Newport News/Williamsburg International Airport
                    (Address of principal executive offices)


                                      23602
                                   (Zip Code)

                                 (757) 886-5500
                           (Issuer's telephone number)



      Securities registered pursuant to Section 12(b) of the Exchange Act: None
        Securities registered pursuant to Section 12(g) of the Exchange Act:
                     New Common Stock, par value $.01 per share
                                (Title of class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                   Yes X   No___


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

         Documents Incorporated by Reference: None

         Transitional Small Business Disclosure Format [check one]:Yes ; No X

                              PURPOSE OF AMENDMENT

         The purpose of this Amendment No. 1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997 is to correct certain inadvertent omissions and conforming changes which were not included in the original filing.

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

CAS-MOS Contract

         In August 1996, the Company was awarded a major contract. The Commercial Air Services--Military Operations Support (CAS-MOS) contract is a derivative of the original government contract won by the Company in 1980 and operated until September 1993. The new contract began on October 1, 1996 and runs for one base year with four option years. Annual revenues from this contract are anticipated to be $12 to $22 million; however, CAS-MOS replaces $4.5 million in existing business from existing contracts with Sentel and Pax River. Therefore, the net increase from this contract is estimated to be $7.5 to $17.5 million, or an increase of 60% to 140% over fiscal year 1996 actual revenue, and is expected to constitute a substantial portion of the Company's revenues. Total revenue recognized for the fiscal year ended April 30, 1997 was $7.3 million. There can be no assurance that the Government will exercise its options on the CAS-MOS contract.

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


                                     PART II

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

Depreciation and Amortization

         Aircraft and engines are depreciated as follows: aircraft are depreciated on a straight-line basis over 12 years. Engines are depreciated based on hours flown down to a core value. In addition, a reserve is recorded to cover the cost of major periodic inspections on engines. Electronic warfare equipment is depreciated on a straight-line basis over five years. All other property and equipment is depreciated over its estimated useful life or lease term, if applicable.

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

Income Tax Expense

         Income tax expense varies from statutory tax rates principally because of the utilization of net operating loss carry forwards. For further discussion see Note 6 to the Consolidated Financial Statements included herein.

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

YEAR ENDED APRIL 30, 1996 COMPARED TO FOUR MONTHS ENDED APRIL 30, 1995 AND THE EIGHT MONTHS ENDED DECEMBER 31, 1994

Revenues

          For the year ended April 30, 1996, revenues totaled $12,265,000. This represents an increase of 12% over the prior year. Company revenue is generated from three sources. Flight operations of owned or leased aircraft accounts for 73% of total revenue, the maintenance facility at 14% and the Newport News FBO at 13% of total revenue.

         All three sources of revenue showed increases as displayed below (in thousands):

                         12 Months Ended          12 Months Ended
                         April 30, 1996            April 30, 1995         % Increase
                         --------------            --------------         ----------
Flight Operations           $8,947                    $7,594                   18
Maintenance Facility         1,693                     1,495                   13
Newport News FBO             1,625                     1,529                    6

         The 18% increase in flight operations is as a result of having a full year of operations on the China Lake contract as opposed to seven months in fiscal year 1995.

Costs of Services

         Costs of services include the direct operating expenses of aircraft owned and leased by the Company. Types of expenses incurred include the following: lease, fuel, insurance, maintenance, pilots and equipment.

Also included are the costs of operating the FBO at the NN/W Airport. The costs for the aircraft repair facility are also included in costs of services.

          For the year ending April 30, 1996 there was a 1.9% decrease in costs of services. Major factors contributing to the decrease in costs of services were the FBO, which decreased costs by 25% and by sale of the flight school. The maintenance facility and flight operations also had improved gross margins. The decrease in costs of service, combined with the 12% increase in revenue, is reflected in improved gross margins across the board. The overall gross margin improved to 24% from 13% in the prior year.

Depreciation and Amortization

         Aircraft and engines are depreciated as follows: aircraft are depreciated on a straight-line basis over 12 years. Engines are depreciated based on hours flown down to a core value. In addition, a reserve is recorded to cover the cost of major periodic inspections on engines. Electronic warfare equipment is depreciated on a straight-line basis over five years. All other property and equipment is depreciated over its estimated useful life or lease term, if applicable. Increase in depreciation is a result of a relatively stable level of aircraft and facilities and an increased utilization rate.

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

Income Tax Expense

         Income tax expense varies from statutory tax rates principally because of the utilization of net operating loss carry forwards. For further discussion see Note 6 to the Consolidated Financial Statements included herein.

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

                            ANNUAL COMPENSATION
                                                      Other
                                                      Annual       Other
Name,Principal Position     Year    Salary            Comp.        Compensation
-----------------------     ----    ------            -----        ------------
David E. Sandlin(4)         1997    $110,000(1)       (2)          $13,700(3)
Chairman, President         1996    $100,000(1)       (2)          $   962
                            1995    $ 89,612(1)       (2)          $   308


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

         Participants may elect to have 1% to 15% of their compensation contributed to the 401(k) Plan, up to the maximum allowed by law. Contributions to the 401(k) Plan are matched by the Company at the rate of 30% of the first 5% of employees' contributions. The Board of Directors has approved, effective August 1, 1997, an increase in the matching to the rate of 40% of the first 5% of employees' contributions. All employee contributions, rollover contributions and earnings thereon are 100% vested. Company contributions vest at a rate of 20% per year. The participant may designate his contribution and employer matching contributions to be invested in any combination of eight funds maintained by the Trustee. After a participant dies or retires, the participant or his beneficiary is entitled to receive the entire vested balance of his account. The Company reserves the right to amend or terminate the 401(k) Plan at any time. If the 401(k) Plan is terminated, each participant is then vested with the amount in his account. The Company contributed $31,921 and $14,470 to the 401(k) Plan in fiscal years 1997 and 1996, respectively.

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

         In the event of a termination by the Company not for cause, death or disability, or in the event Mr. Sandlin terminates the Sandlin Agreement in connection with a change in control, Mr. Sandlin receives the amounts described above plus a lump sum severance payment equal to the sum total of all base salary due to him for the remainder of his agreement at the rate in effect at the time notice of termination is given. In this circumstance, the Company, for one year after termination, also will provide Mr. Sandlin with life and health insurance benefits substantially similar to those he was receiving immediately prior to the notice of termination. A change in control is deemed to have occurred in the event of a sale of the Company or merger of the Company with another business pursuant to which any person or entity other than certain specified entities (these are Maritime, Global Jet, Phoenix Air Group and DESCO, Aviation Consultants) become beneficial owners of capital stock of the Company.

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

Dated:   August 20, 1997                THE FLIGHT INTERNATIONAL GROUP, INC.


                                        By: /s/ David E. Sandlin
                                            ------------------------------
                                            David E. Sandlin
                                            Principal Executive Officer