Form 10QSB
period 1997-07-31
FLIGHT INTERNATIONAL GROUP INC
filed 1997-09-12
CIK 732775

         U.S. Securities and Exchange Commission, Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1997

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

                                 (757) 886-5500
                            Issuer's telephone number


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

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of September 10, 1997, there were 1,013,976 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format [check one] Yes      No  X

                                     PART 1
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

         The Flight International Group, Inc. (the "Company") files herewith unaudited condensed consolidated balance sheets of the Company and its subsidiaries as of July 31, 1997 (unaudited) and April 30, 1997 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three months ended July 31, 1997 and 1996, and unaudited condensed consolidated statements of cash flows for the three months ended July 31, 1997 and 1996, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim period presented. Operating results for any quarter are not necessarily indicative of results for any future period. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended April 30, 1997.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS


                                             July 31, 1997     April 30, 1997
                                              (Unaudited)
                                             -------------     --------------
CURRENT ASSETS
  Cash                                        $   112,152        $  231,111
  Accounts Receivable, net                      2,847,361         2,230,370
  Inventories                                   1,904,991         1,790,890
  Prepaid expenses, deposits and other          1,745,066         1,416,076
                                              -----------        ----------

Total current assets                            6,609,570         5,668,447

PROPERTY AND EQUIPMENT, NET                     4,267,365         4,266,598

OTHER ASSETS                                       28,323            28,323
                                              -----------        ----------


                                              $10,905,258        $9,963,368
                                              ===========        ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           July 31, 1997       April 30, 1997
                                                            (Unaudited)
                                                           -------------       --------------
CURRENT LIABILITIES
  Accounts payable                                         $    550,626         $   326,406
  Deferred revenue                                              840,827             769,547
  Accrued expenses and other liabilities                      1,895,541           1,775,972
  Notes Payable                                                 240,886                  --
  Long-term debt due currently                                  650,291             640,351
                                                           ------------         -----------

Total current liabilities                                     4,178,171           3,512,276

OTHER NON-CURRENT LIABILITIES                                   454,264             400,543
DEFERRED REVENUE                                                980,964           1,090,191
LONG-TERM DEBT, LESS CURRENT MATURITIES                       3,109,324           3,282,068
                                                           ------------         -----------

Total liabilities                                             8,722,723           8,285,078
                                                           ------------         -----------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 shares
      authorized,  1,013,976 issued and outstanding              10,140              10,140
  Additional paid in capital                                  1,009,386           1,009,386
  Treasury stock                                                 (1,769)             (1,769)
  Retained Earnings                                           1,164,778             660,533
                                                           ------------         -----------

Total stockholders' equity                                    2,182,535           1,678,290


                                                           $ 10,905,258         $ 9,963,368
                                                           ============         ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          For the Three Months Ended
                                                     July 31, 1997         July 31, 1996
                                                     -----------------------------------
REVENUES                                               $6,178,852           $4,744,826

OPERATING COSTS AND EXPENSES
  Costs of services                                     4,911,601            3,486,267
  Gain on disposal of assets                              (18,167)             (18,167)
  Depreciation and amortization                           139,881              145,374
  General, corporate and administrative                   534,408              494,437
                                                       --------------------------------

Total operating costs and expenses                      5,567,723            4,107,911

INCOME (LOSS) BEFORE OTHER (INCOME)                       611,129              636,915
    EXPENSES

OTHER (INCOME) EXPENSES
  Interest expense                                         95,107               95,949
  Income tax                                               11,777                    0
                                                       --------------------------------

Total other expenses                                      106,884               95,949

NET INCOME (LOSS)                                      $  504,245           $  540,966
                                                       ================================


NET INCOME (LOSS) PER COMMON SHARE                     $     0.50           $     0.54
                                                       ================================

WEIGHTED AVERAGE NUMBER OF SHARES                       1,013,976              998,976
                                                       ================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               For the Three Months Ended
                                                                          July 31, 1997              July 31, 1996
                                                                          ----------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                                          $ 504,245                $  540,966
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities
    Depreciation and amortization                                              139,881                   145,374
    Engine reserve                                                              53,721                    29,992
    Changes in operating assets and liabilities
      Accounts receivable                                                     (616,991)                 (703,649)
      Inventories                                                             (114,101)                   21,223
      Prepaid expenses                                                        (328,990)                 (403,716)
      Accounts payable                                                         224,220                   234,054
      Accrued expenses and other liabilities                                    65,848                   (43,808)
      Other non-current liabilities                                             53,721                         0
      Deferred revenue                                                         (37,947)                  (72,002)
                                                                             ------------------------------------

Net cash provided by (used in) operating activities                            (56,393)                 (251,566)

INVESTING ACTIVITIES
  Sale (Purchase) of property and equipment                                   (140,648)                 (153,488)
  Net (increase) decrease in other assets                                            0                    (7,893)
                                                                             ------------------------------------

Net cash provided by (used in) investing activities                           (140,648)                 (161,381)

FINANCING ACTIVITIES
  Short Term Borrowing                                                         240,886                         0
  Issue of Common Stock                                                              0                         0
  Repayment of long-term debt                                                 (162,804)                 (199,684)
                                                                             ------------------------------------

Net cash provided by (used in) financing activities                             78,082                  (199,684)

NET (DECREASE) INCREASE IN CASH AND                                           (118,959)                 (612,631)
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 231,111                 1,178,779

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 112,152                $  566,148
                                                                             ====================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                   Interest paid                                                96,634                   104,525
                   Income taxes paid                                            11,777                         0

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      THE FLIGHT INTERNATIONAL GROUP, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Flight International Group, Inc. (the "Company") is an aviation services company that performs military training services using specially modified commercial aircraft, principally under contracts with the United States Department of Defense, other government agencies and foreign countries. In addition, the Company has established a market for training and testing in the aerospace industry. The Company also operates a fixed base operation ("FBO") and FAA licensed repair station at the Newport News/Williamsburg International Airport.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Net income/loss per common share is computed by dividing the income/loss by the weighted average number of shares of common stock outstanding during the year.

2.       NOTES PAYABLE

         On October 16, 1996, the Company entered into a Factoring Agreement (the "Heller Agreement") with Heller Small Business Finance, a division of Heller Financial, Inc. ("Heller"). The Heller Agreement granted Heller an assignment of the CAS-MOS contract (see Item 2) accounts receivable and proceeds thereon as collateral for a line of credit which is expected not to exceed $2,000,000. The term of the Heller Agreement is two years, with an option for the Company to terminate the Heller Agreement after one year, if the Company is able to obtain traditional bank financing. Heller charges a discount fee of .8% of the invoice amount purchased and an interest rate of prime plus 1% until the invoice is paid. The Heller Agreement includes a minimum fee to Heller, inclusive of all interest charges, of $60,000 per annum. The July 31, 1997 balance due Heller of $240,886 is shown on the balance sheet as a Notes Payable under Current Liabilities.

3.       INCOME TAXES

         No provision for federal income taxes has been made by the Company, as it has substantial Net Operating Loss carry forwards available to offset against current income.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND GENERAL INFORMATION

         The Flight International Group, Inc. (the "Company") is an aviation services company performing military training services using modified commercial aircraft, principally under contract with the Unites States Department of Defense and other government agencies and foreign countries. In addition, with the use of these aircraft, the Company has established a market for training and testing in the aerospace industry. The Company also operates a fixed base operation and FAA licensed repair station at the Newport News/Williamsburg International Airport.

         The Company and several of its affiliates emerged from bankruptcy protection in December 1994. In its first two full fiscal years since emerging from bankruptcy, and in the period subsequent thereto, the Company has increased revenue, obtained a major long-term contract described in the next paragraph and has generated positive net income (after extraordinary item in 1996) for the years ended April 30, 1997 and 1996 and for the quarter ended July 31, 1997.

         In August 1996, the Company was awarded a major new contract. The Commercial Air Services - Military Operations Support (CAS-MOS) contract is a derivative of the original government contract won by the Company in 1980 and operated until September 1993. The new contract began on October 1, 1996 and runs for one base year with four option years. The Navy has notified the Company of its intent to exercise the first option year of the contract (Oct. 1, 1997 - Sept. 30, 1998). Total revenue recognized from the CAS-MOS contract for the quarter ended July 31, 1997 was approximately $3.8 million.

RESULTS OF OPERATIONS

         Revenue

         Total revenues for the three months ended July 31, 1997 and 1996 were $6,178,852 and $4,744,826 respectively. The 30% increase in revenue is primarily due to a dramatic increase in flight operations from the new CAS-MOS contract with additional NATO flying offset by a drop in maintenance revenues due to a large one-time aircraft modification order in the prior year.

         Cost of Services

         Cost of services for the three months ended July 31, 1997 and 1996 were $4,911,601 and $3,486,267 respectively. The 41% increase in cost of services is a result increase in flight operations from the new CAS-MOS contract offset by a drop in maintenance revenues due to a large one-time aircraft modification order in the prior year.

         Depreciation and Amortization

         Depreciation and amortization for the three months ended July 31, 1997 and 1996 were $139,881 and $145,374 respectively.

         General Corporate and Administrative

         General corporate and administrative expenses for the three months ended July 31, 1997 and 1996 were $534,408 and $494,437 respectively. The 8% increase is a result of certain facility expenses incurred due to a higher level of operations and certain executive and marketing expenses incurred to secure expanded business opportunities.

         Interest

         Interest expense for the three months ended July 31, 1997 and 1996 was $95,107 and $95,949 respectively.

         Net Income

         As a result of the foregoing, the Company's net income for the three months ended July 31, 1997 was $504,245, or $.50 per share of the Company's common stock, compared to $540,966, or $.54 per share for the three months ended July 31, 1996. The weighted average number of shares used in computing per share earnings for three months ended July 31, 1997 and 1996 was 1,013,976 and 998,976 respectively.


         Liquidity and Capital Resources

         The Company has funded its operations primarily through cash flows from operations and bank indebtedness and a sale-leaseback of certain aircraft effected in April 1996. The Company's operating activities used cash of $56,393 for the three months ended July 31, 1997 while using $251,566 in the comparable prior year period. An increase in accounts receivable of $600,000 is a result of the increased sales volume. Prepaid expenses also increased by $300,000 primarily due to an increase in pre-paid insurance and advance fuel purchases.

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


Dated: September 11, 1997              THE FLIGHT INTERNATIONAL GROUP,
                                       INC.

                                       By: /s/ David E. Sandlin
                                          -------------------------------------
                                          David E. Sandlin
                                          Principal Executive Officer

                                       By: /s/ Wayne M. Richmon
                                          -------------------------------------
                                          Wayne M. Richmon
                                          Principal Financial Officer

                                  EXHIBIT INDEX

27.1 Financial Data Schedule