Form 10QSB
period 1997-10-31
FLIGHT INTERNATIONAL GROUP INC
filed 1997-12-12
CIK 732775

         U.S. Securities and Exchange Commission, Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ______ to ______

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

        State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of October 31, 1997, there were 1,013,976 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format [check one]:Yes No X

                                     PART 1
                              FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS


        The Flight International Group, Inc. (the "Company") files herewith condensed consolidated balance sheets of the Company and its subsidiaries as of October 31, 1997 (unaudited) and April 30, 1997 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three months and six months ended October 31, 1997 and 1996, and unaudited condensed consolidated statements of cash flows for the six months ended October 31, 1997 and 1996, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. Operating results for any quarter are not necessarily indicative of results for any future period. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended April 30, 1997.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS


                                          October 31, 1997   April 30, 1997
                                             (Unaudited)
                                          ----------------   --------------
CURRENT ASSETS
  Cash                                       $   182,983       $   231,111
  Accounts Receivable, net                     3,601,479         2,230,370
  Inventories                                  1,889,004         1,790,890
  Prepaid expenses, deposits and other         1,796,342         1,416,076
                                             -----------       -----------

Total current assets                           7,469,808         5,668,447

PROPERTY AND EQUIPMENT, NET                    4,151,521         4,266,598

OTHER ASSETS                                      27,293            28,323
                                             -----------       -----------


                                             $11,648,622       $ 9,963,368
                                             ===========       ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        October 31, 1997     April 30, 1997
                                                          (Unaudited)
                                                        ----------------     --------------
CURRENT LIABILITIES
  Accounts payable                                        $    651,913        $    326,406
  Deferred revenue                                             929,384             769,547
  Accrued expenses and other liabilities                     1,737,896           1,775,972
  Notes Payable                                                847,890                  --
  Long-term debt due currently                                 663,850             640,351
                                                          ------------        ------------

Total current liabilities                                    4,830,933           3,512,276

OTHER NON-CURRENT LIABILITIES                                  606,869             400,543
DEFERRED REVENUE                                               957,911           1,090,191
LONG-TERM DEBT, LESS CURRENT MATURITIES                      2,923,213           3,282,068
                                                          ------------        ------------

Total liabilities                                            9,318,926           8,285,078
                                                          ------------        ------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 shares
      authorized,  1,013,976 issued and outstanding             10,140              10,140
  Additional paid in capital                                 1,009,386           1,009,386
  Treasury stock                                                (1,769)             (1,769)
  Retained Earnings                                          1,311,939             660,533
                                                          ------------        ------------

Total stockholders' equity                                   2,329,696           1,678,290


                                                          $ 11,648,622        $  9,963,368
                                                          ============        ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the Three Months Ended                For the Six Months Ended
                                            October 31, 1997    October 31, 1996    October 31, 1997    October 31, 1996
                                            ------------------------------------    ------------------------------------
REVENUES                                      $  5,501,299        $  4,321,631        $ 11,680,151        $  9,066,457

OPERATING COSTS AND EXPENSES
  Costs of services                              4,593,121           3,408,174           9,504,722           6,894,441
  Gain on disposal of assets                       (18,167)            (18,167)            (36,334)            (36,334)
  Depreciation and amortization                    138,541             155,410             278,422             300,784
  General, corporate and administrative            556,287             486,261           1,090,695             980,699
                                              --------------------------------        --------------------------------

Total operating costs and expenses               5,269,782           4,031,678          10,837,505           8,139,590

INCOME BEFORE OTHER                                231,517             289,953             842,646             926,867
    EXPENSES

OTHER EXPENSES
  Interest expense                                  81,208              98,838             176,315             194,787
  Income tax                                         3,148                 267              14,925                 267
                                              --------------------------------        --------------------------------

Total other expenses                                84,356              99,105             191,240             195,054

NET INCOME                                    $    147,161        $    190,848        $    651,406        $    731,813
                                              ================================        ================================


NET INCOME PER COMMON SHARE                   $       0.15        $       0.19        $       0.64        $       0.73
                                              ================================        ================================

WEIGHTED AVERAGE NUMBER OF SHARES                1,013,976             998,976           1,013,976             998,976
                                              ================================        ================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             For the Six Months Ended
                                                       October 31, 1997    October 31, 1996
                                                       ------------------------------------
OPERATING ACTIVITIES
  Net income                                              $   651,406        $   731,813
  Adjustments to reconcile net income
   to net cash provided by (used in) operating
   activities
    Depreciation and amortization                             278,422            300,784
    Engine reserve                                            206,326             93,763
    Changes in operating assets and liabilities
      Accounts receivable                                  (1,371,109)        (1,718,090)
      Inventories                                             (98,114)          (280,605)
      Prepaid expenses                                       (380,266)          (294,279)
      Accounts payable                                        325,507            504,397
      Accrued expenses and other liabilities                 (244,402)           277,970
      Other non-current liabilities                           206,326                  0
      Deferred revenue                                         27,557           (142,722)
                                                          ------------------------------

Net cash provided by (used in) operating activities          (398,347)          (526,969)

INVESTING ACTIVITIES
  Sale (Purchase) of property and equipment                  (163,345)          (232,403)
  Net (increase) decrease in other assets                       1,030             (5,850)
                                                          ------------------------------

Net cash provided by (used in) investing activities          (162,315)          (238,253)

FINANCING ACTIVITIES
  Short Term Borrowing                                        847,890            261,849
  Issue of Common Stock                                             0                  0
  Repayment of long-term debt                                (335,356)          (355,765)
                                                          ------------------------------

Net cash provided by (used in) financing activities           512,534            (93,916)

NET (DECREASE) INCREASE IN CASH AND                           (48,128)          (859,138)
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                231,111          1,178,779

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   182,983        $   319,641
                                                          ==============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                   Interest paid                              155,266            191,723
                   Income taxes paid                            3,148                267

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

2.      NOTES PAYABLE

        On October 16, 1996, the Company entered into a Factoring Agreement (the "Agreement") with Heller Small Business Finance, a division of Heller Financial, Inc. ("Heller"). The Agreement granted Heller an assignment of the CAS-MOS contract (see Item 2) accounts receivable and proceeds thereon as collateral for a line of credit which is expected not to exceed $2,000,000. The term of the Agreement is two years, with an option for the Company to terminate the Agreement after one year, if the Company is able to obtain traditional bank financing. Heller charges a discount fee of .8% of the invoice amount purchased and an interest rate of prime plus 1% until the invoice is paid. The Heller Agreement includes a minimum fee to Heller, inclusive of all interest charges, of $60,000 per annum. The October 31, 1997 balance due Heller of $847,890 is shown on the balance sheet as a Notes Payable under Current Liabilities.

        On August 28, 1997, Heller exited the small business factoring market and sold, transferred and assigned the Agreement to Metro Factors, Inc. ("Metro"). All terms and conditions under the Agreement remained the same until October 1, 1997, when Metro and the Company agreed to amend the terms. The discount fee was lowered to .4% for funding periods of 1-30 days, with an additional .1% for each 15 day period thereafter. The minimum fee is reduced to $12,000 per annum. The term of the Agreement remains the same and the Company still has a right to exit early, if it is able to obtain traditional bank financing.

  3.    INCOME TAXES

        The Company has substantial net operating loss carry forwards available to offset against current income. However, the Company shall be responsible for certain taxes payable as a result of the alternative minimum tax, and has made provisions for such taxes.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND GENERAL INFORMATION

        The Company is an aviation services company that performs military training services using modified commercial aircraft, principally under contract with the United States Department of Defense and other government agencies and foreign countries. In addition, with the use of these aircraft, the Company has established a market for training and testing in the aerospace industry. The Company also operates a fixed base operation ("FBO") and FAA licensed repair station at the Newport News/Williamsburg International Airport.

        The Company and several of its affiliates emerged from bankruptcy protection in December 1994. In its first two full fiscal years since emerging from bankruptcy, and in the period subsequent thereto, the Company has increased revenue, obtained a major long-term contract described in the next paragraph, and has generated positive net income (after extraordinary item in 1996) for the years ended April 30, 1997 and 1996 and for the six months ended October 31, 1997.

        In August 1996, the Company was awarded a major new contract. The Commercial Air Services - Military Operations Support (CAS-MOS) contract is a derivative of the original government contract won by the Company in 1980 and operated until September 1993. The new contract began on October 1, 1996 and runs for one base year with four option years. The Navy has exercised the first option year of the contract (Oct. 1, 1997 - Sept. 30, 1998). Total revenue recognized from the CAS-MOS contract for the quarter ended October 31, 1997 was approximately $3.1 million.

RESULTS OF OPERATIONS

        Revenue

        Total revenues for the three months ended October 31, 1997 and 1996 were $5,501,299 and $4,321,631, respectively. The 27% increase in revenue is primarily due to an increase in flight operations from the new CAS-MOS contract, with additional NATO flying. Maintenance and FBO revenues also increased by 9% and 10%, respectively.

        Revenue increased 29% for the six months ended October 31, 1997, due principally to the CAS-MOS contract and increased NATO flying. Maintenance operations, which accounted for 8% of total Company revenues, dropped 52% from the prior year due to customer aircraft modifications completed in the first quarter of the fiscal year ended April 30, 1997. FBO revenue, which accounted for 8% of total revenue, increased by 13% for the six month period.

        Cost of Services

        Cost of services for the three months ended October 31, 1997 and 1996 were $4,593,121 and $3,408,174, respectively. For the six months ended October 31, 1997 and 1996, the cost of services was $9,504,722 and $6,894,441, respectively. The 35% increase for the three months and the 38% increase for the six months are principally due to the increased revenue as mentioned above.

        General Corporate and Administrative

        General corporate and administrative expenses for the three months ended October 31, 1997 and 1996 were $556,287 and $486,261, respectively. For the six months ended October 31, 1997 and 1996, general corporate and administrative expenses were $1,090,695 and $980,699, respectively. The 14% increase in the three month and 11% increase in the six month periods are principally due to increased staffing needed to handle the increased revenues. Marketing expenses also increased by 46% as a result of increased activity in that area.

        Interest

        Interest expense for the three months ended October 31, 1997 and 1996 was $81,208 and $98,838, respectively. For the six months ended October 31, 1997 and 1996, interest expense was $176,315 and $194,787, respectively. The 18% and 10% decreases in interest expense for the three month and six month periods ended October 31, 1997 over the comparable prior year periods is principally due to the scheduled pay off of long term debt.

        Net Income

        As a result of the foregoing, the Company's income for the three months ended October 31, 1997 was $147,161, or $.15 per share of the Company's common stock, compared with net income of $190,848, or $.19 per share for the three months ended October 31, 1996. For the six months ended October 1997, the Company's net income was $651,406, or $.64 per share, compared to $731,813, or $.73 per share for the six months ended October 31, 1996. The weighted average number of shares used in computing per share earnings for all periods was 1,013,976 for the fiscal year ended April 30, 1998 and 998,976 for the fiscal year ended April 30, 1997.

        Liquidity and Capital Resources

        The Company has funded its operations primarily through cash flows from operations and short term borrowing from the factoring agreement discussed below. The Company's operating activities, primarily affected by the increase in accounts receivable, used cash of $398,347 for the six months ended October 31, 1997, while using $526,969 in the comparable prior year period. The increase in accounts receivable is a result of the increased sales volume and timing of certain flight contracts. Prepaid expenses also increased by $300,000 primarily due to an increase in pre-paid insurance and advance fuel purchases.

        On October 16, 1996, the Company entered into a Factoring Agreement (the "Agreement") with Heller Small Business Finance, a division of Heller Financial, Inc. ("Heller"). The Agreement granted Heller an assignment of the CAS-MOS contract accounts receivable and proceeds thereon as collateral for a line of credit which is expected not to exceed $2,000,000. The term of the Agreement is two years, with an option for the Company to terminate the Agreement after one year, if the Company is able to obtain traditional bank financing. Heller charges a discount fee of .8% of the invoice amount purchased and an interest rate of prime plus 1% until the invoice is paid. The Agreement included a minimum fee to Heller, inclusive of all interest charges, of $60,000 per annum. The October 31, 1997 balance due Heller of $847,890 is shown on the balance sheet as a Notes Payable under Current Liabilities.

        On August 28, 1997, Heller exited the small business factoring market and sold, transferred and assigned the Agreement to Metro Factors, Inc. ("Metro"). All terms and conditions under the Agreement remained the same until October 1, 1997, when Metro and the Company agreed to amend the terms. The discount fee was lowered to .4% for funding periods of 1-30 days, with an additional .1% for each 15 day period thereafter. The minimum fee was reduced to $12,000 per annum. The term of the Agreement remains the same and the Company still has a right to terminate the Agreement prior to its expiration, if it is able to obtain traditional bank financing.

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

             (a) The Annual Shareholders Meeting of the Company was held on October 21, 1997.

             (b) The following directors were elected or their term of office as a director continued after the meeting:

                        David E. Sandlin, Wayne M. Richmon, John R. Bone, C. Lofton Fouts, James N. Lingan and Vice Admiral Richard
                        M. Dunleavy

             (c) The following is a brief description of matters voted upon by shareholders at the Annual Meeting and the results of the vote:

                      (i) Ratification of BDO Seidman as the Company's
             Independent Auditors for the Fiscal Year Ended April 30, 1998:
             Approved by majority vote of those shareholders present at the meeting in person or by proxy.

                      (ii) Election of Directors: Approved by a majority vote of those shareholders present at the meeting in person or by proxy.

Item 5. Other Information.  None.


Item 6. (a) Exhibits.

             Exhibit Number and Description

             10.1 Amended Pages to CAS-MOS Contract (as listed in Exhibit 10(l) to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997. Certain information on these pages was excluded from previous filings because of its acceptance by the Securities and Exchange Commission for confidential treatment. Such information is no longer subject to such confidential treatment.)

             27.1 Financial Data Schedule

        (b) Reports on Form 8-K.  None.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 11, 1997                         THE FLIGHT INTERNATIONAL GROUP,
                                                 INC.

                                                 By: /s/ David E. Sandlin
                                                     ---------------------------
                                                     David E. Sandlin
                                                     Principal Executive Officer

                                                 By: /s/ Wayne M. Richmon
                                                     ---------------------------
                                                     Wayne M. Richmon
                                                     Principal Financial Officer

                                  EXHIBIT INDEX

10.1 Amended Pages to CAS-MOS Contract (as listed in Exhibit 10(l) to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997. Certain information on these pages was excluded from previous filings because of its acceptance by the Securities and Exchange Commission for confidential treatment. Such information is no longer subject to such confidential treatment.)

27.1 Financial Data Schedule