Form 10QSB
period 1998-01-31
FLIGHT INTERNATIONAL GROUP INC
filed 1998-03-17
CIK 732775

U.S. Securities and Exchange Commission, Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1998

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from           to

                         Commission file number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Georgia                                  58-1476225
--------------------------------------------------------------------------------
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)


    Newport News/Williamsburg International Airport, Newport News, VA 23602
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (757) 886-5500
--------------------------------------------------------------------------------
                            Issuer's telephone number


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of March 10, 1998, there were 1,013,976 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format [check one]: Yes     No X

                                     PART 1
                              FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS


         The Flight International Group, Inc. (the "Company") files herewith condensed consolidated balance sheets of the Company and its subsidiaries as of January 31, 1998 (unaudited) and April 30, 1997 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three months and nine months ended January 31, 1998 and 1997, and unaudited condensed consolidated statements of cash flows for the nine months ended January 31, 1998 and 1997, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. Operating results for any quarter are not necessarily indicative of results for any future period. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended April 30, 1997.

The Flight International Group, Inc.
Condensed Consolidated Balance Sheets
Assets


                                                            January 31, 1998                    April 30, 1997
                                                               (Unaudited)
                                                          ---------------------             ----------------------
Current Assets
  Cash                                                                $347,298                           $231,111
  Accounts Receivable, net                                           1,999,534                          2,230,370
  Inventories                                                        2,102,655                          1,790,890
  Prepaid expenses, deposits and other                               1,676,588                          1,416,076
                                                          ---------------------             ----------------------

Total current assets                                                 6,126,075                          5,668,447

Property and equipment, net                                          4,226,976                          4,266,598

Other assets                                                            24,778                             28,323
                                                          ---------------------             ----------------------


                                                                   $10,377,829                         $9,963,368
                                                          =====================             ======================







The accompanying notes are an integral part of these financial statements.

The Flight International Group, Inc.
Condensed Consolidated Balance Sheets
Liabilities and Stockholders' Equity


                                                              January 31, 1998                   April 30, 1997
                                                                (Unaudited)
                                                           ----------------------            ----------------------
Current Liabilities
  Accounts payable                                                      $531,987                          $326,406
  Deferred revenue                                                     1,037,913                           769,547
  Accrued expenses and other liabilities                               1,517,686                         1,775,972
  Notes Payable                                                                0                                 0
  Long-term debt due currently                                           569,757                           640,351
                                                           ----------------------            ----------------------

Total current liabilities                                              3,657,343                         3,512,276

Other non-current liabilities                                            684,746                           400,543
Deferred revenue                                                         691,942                         1,090,191
Long-term debt, less current maturities                                3,255,827                         3,282,068
                                                           ----------------------            ----------------------

Total liabilities                                                      8,289,858                         8,285,078
                                                           ----------------------            ----------------------

Stockholders' equity
  Common stock, $.01 par value, 10,000,000 shares
      authorized,  1,013,976 issued and outstanding                       10,140                            10,140
  Additional paid in capital                                           1,009,386                         1,009,386
  Treasury stock                                                          (1,769)                           (1,769)
  Retained Earnings                                                    1,070,214                           660,533
                                                           ----------------------            ----------------------

Total stockholders' equity                                             2,087,971                         1,678,290


                                                                     $10,377,829                        $9,963,368
                                                           ======================            ======================




The accompanying notes are an integral part of these financial statements.

The Flight International Group, Inc.
Unaudited Condensed Consolidated Statements of Operations



                                                   For the Three Months Ended                  For the Nine Months Ended
                                             January 31, 1998     January 31, 1997      January 31, 1998         January 31, 1997
                                             --------------------------------------     -----------------------------------------

Revenues                                        $4,155,102           $4,214,062          $15,835,253                $13,280,519

Operating costs and expenses
  Costs of services                              3,647,974            3,773,253           13,152,697                 10,667,694
  Gain on disposal of assets                       (19,647)             (18,657)             (55,981)                   (54,991)
  Depreciation and amortization                    137,584              143,128              416,005                    443,912
  General, corporate and administrative            537,584              523,132            1,628,279                  1,503,831
                                             --------------------------------------     -----------------------------------------

Total operating costs and expenses               4,303,495            4,420,856           15,141,000                 12,560,446

Income (loss) before other                        (148,393)            (206,794)             694,253                    720,073
    expenses

Other expenses
  Interest expense                                  95,210              118,978              271,526                    313,765
  Income tax                                        (1,879)               3,338               13,046                      3,605
                                             --------------------------------------     -----------------------------------------

Total other expenses                                93,331              122,316              284,572                    317,370

Net income (loss)                                $(241,724)           $(329,110)            $409,681                   $402,703
                                             =======================================     ========================================


Net income (loss) per common                        $(0.24)              $(0.33)               $0.40                      $0.40
                                             =======================================     ========================================
    share - basic

Weighted average number of shares                1,013,976              998,976            1,013,976                    998,976
                                             =======================================     ========================================



The accompanying notes are an integral part of these financial statements.

The Flight International Group, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows



                                                                                       For the Nine Months Ended
                                                                             January 31, 1998            January 31, 1997
                                                                       ---------------------------------------------------
Operating Activities
  Net income                                                                        $409,681                     $402,703
  Adjustments to reconcile net income
   to net cash provided by (used in) operating
   activities
    Depreciation and amortization                                                    416,005                      443,912
    Changes in operating assets and liabilities
      Accounts receivable                                                            230,836                     (908,342)
      Inventories                                                                   (311,765)                      19,449
      Prepaid expenses, deposits, and other                                         (260,512)                    (845,832)
      Accounts payable                                                               205,581                      291,658
      Accrued expenses and other liabilities                                        (258,286)                     396,230
      Other non-current liabilities (engine reserves)                                284,203                       87,582
      Deferred revenue                                                              (129,883)                    (198,837)
                                                                       ---------------------------------------------------

Net cash provided by (used in) operating activities                                  585,860                     (311,477)

Investing activities
  Sale (Purchase) of property and equipment                                         (376,383)                    (304,369)
  Net (increase) decrease in other assets                                              3,545                      (19,016)
                                                                       ---------------------------------------------------

Net cash provided by (used in) investing activities                                 (372,838)                    (323,385)

Financing activities
  Short term borrowing                                                                     0                       71,461
  Long term borrowing                                                              1,338,750                            0
  Repayment of long-term debt                                                     (1,435,585)                    (507,893)
                                                                       ---------------------------------------------------

Net cash provided by (used in) financing activities                                  (96,835)                    (436,432)

Net (decrease) increase in cash and                                                  116,187                   (1,071,294)
  cash equivalents

Cash and cash equivalents, beginning of period                                       231,111                    1,178,779

Cash and cash equivalents, end of period                                            $347,298                     $107,485
                                                                       ===================================================

Supplemental disclosures of cash flow information
                   Interest paid                                                     155,266                      191,723
                   Income taxes paid                                                       0                        3,605


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

         In 1997, the Company adopted Statement of Accounting Standard #128 "Earnings Per Share", which revises disclosure requirements and simplifies existing computational guidelines. The Statement became effective for periods ended after December 15, 1997. Net income/loss per common share is computed by dividing the income/loss by the weighted average number of shares of common stock outstanding during the year.

2.       NOTES PAYABLE

         On October 16, 1996, the Company entered into a Factoring Agreement (the "Agreement") with Heller Small Business Finance, a division of Heller Financial, Inc. ("Heller"). The Agreement granted Heller an assignment of the CAS-MOS contract (see Item 2) accounts receivable and proceeds thereon as collateral for a line of credit not to exceed $2,000,000. The term of the Agreement was two years, with an option for the Company to terminate the Agreement after one year, if the Company was able to obtain traditional bank financing. Heller charged a discount fee of .8% of the invoice amount purchased and an interest rate of prime plus 1% until the invoice was paid. The Heller Agreement included a minimum fee to Heller, inclusive of all interest charges, of $60,000 per annum.

         On August 28, 1997, Heller exited the small business factoring market and sold, transferred and assigned the Agreement to Metro Factors, Inc. ("Metro"). All terms and conditions under the Agreement remained the same until October 1, 1997, when Metro and the Company agreed to amend the terms. The discount fee was lowered to .4% for funding periods of 1-30 days, with an additional .1% for each 15 day period thereafter. The minimum fee was reduced to $12,000 per annum. The term of the Agreement remained the same and the Company still had a right to exit early, if it was able to obtain traditional bank financing. No amounts were outstanding on this line as of January 31, 1998. This Agreement was terminated subsequent to the end of the Quarter (See Note 5).

3.       LONG TERM DEBT

         On January 15, 1998 the Company refinanced a loan secured by two aircraft. The new loan, which is now secured by only one aircraft, is in the amount of $1,338,750 payable over 84 months at a fixed rate of 9.25%. Payments will be $15,937.50 in principal per month plus interest in arrears. Proceeds were used to payoff the existing loan ($956,690) with the remaining balance used to meet working capital requirements. The loan is guaranteed by an officer of the Company.

4.       INCOME TAXES

         The Company has substantial net operating loss carry forwards available to offset against current income. However, the Company will be responsible for certain taxes payable as a result of the alternative minimum tax, and has made provisions for such taxes.

5.       SUBSEQUENT EVENT

         On February 25, 1998, the Company entered into a line of credit with Crestar Bank ("Crestar") for all short term financing needs. The new agreement, which replaces the agreement with Metro, which has now been terminated, provides for up to $2,000,000 in credit. The loan is represented by a demand note which may be payable at any time upon demand of Crestar. The Company will be obligated to pay Crestar interest at prime rate plus one-half percent of the average balance outstanding. The line is secured by the Company's accounts receivable and an assignment of the CAS-MOS contract.

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

         The Company and several of its affiliates emerged from bankruptcy protection in December 1994. In its first two full fiscal years since emerging from bankruptcy, and in the period subsequent thereto, the Company has increased revenue, obtained a major long-term contract described in the next paragraph, and has generated positive net income (after extraordinary item in 1996) for the years ended April 30, 1997 and 1996 and for the nine months ended January 31, 1998.

         In August 1996, the Company was awarded a major new contract. The Commercial Air Services - Military Operations Support (CAS-MOS) contract is a derivative of the original government contract won by the Company in 1980 and operated until September 1993. The new contract began on October 1, 1996 and runs for one base year with four option years. The Navy has exercised the first option year of the contract (Oct. 1, 1997 - Sept. 30, 1998). Total revenue recognized from the CAS-MOS contract for the quarter ended January 31, 1998 was approximately $2.5 million.

RESULTS OF OPERATIONS

         REVENUE

         Total revenues for the three months ended January 31, 1998 and 1997 were $4,155,102 and $4,214,062, respectively. The 1% decrease in revenue is primarily due to exceptionally poor weather conditions on both the east and west coasts, forcing cancellation of numerous training flights on the CAS-MOS contract. These flights will be rescheduled into later quarters and should have a positive effect on revenue before September 30, 1998. Maintenance and FBO revenues increased by 3% and 6%, respectively.

         Revenue increased 19% for the nine months ended January 31, 1998, principally due to the CAS-MOS contract. Maintenance operations, which accounted for 8% of total Company revenues, dropped 44% from the prior year due to customer aircraft modifications completed in the first quarter of the fiscal year ended April 30, 1997. FBO revenue, which accounted for 8% of total revenue, increased by 11% for the nine month period.

         COSTS OF SERVICES

         Costs of services for the three months ended January 31, 1998 and 1997 were $3,647,974 and $3,773,253, respectively. The 3% decrease in costs of services was due to cancellation of training services due to poor weather conditions. For the nine months ended January 31, 1998 and 1997, the costs of services were $13,152,697 and $10,667,694, respectively. The 23% increase for the nine months is principally due to the increased costs associated with aircraft operations on the CAS-MOS contract.

         GENERAL CORPORATE AND ADMINISTRATIVE

         General corporate and administrative expenses for the three months ended January 31, 1998 and 1997 were $537,584 and $523,132, respectively. For the nine months ended January 31, 1998 and 1997, general corporate and administrative expenses were $1,628,279 and $1,503,831, respectively. The 3% increase in the three month and 8% increase in the nine month periods are principally due to staffing changes needed to handle the increased revenues, along with an increase in property taxes on the increased number of aircraft in operation. Marketing expenses also increased by 23% as a result of increased activity in that area.

         INTEREST

         Interest expense for the three months ended January 31, 1998 and 1997 was $95,210 and $118,978, respectively. For the nine months ended January 31, 1998 and 1997, interest expense was $271,526 and $313,765, respectively. The 20% and 13% decreases in interest expense for the three month and nine month periods ended January 31, 1998 over the comparable prior year periods is principally due to the scheduled pay off of long term debt.

         NET INCOME(LOSS)

         As a result of the foregoing, the Company's net loss for the three months ended January 31, 1998 was $241,724, or $.24 per share of the Company's common stock, compared with net loss of $329,110, or $.33 per share for the three months ended January 31, 1997. For the nine months ended January 1998, the Company's net income was $409,681, or $.40 per share, compared to $402,703, or $.40 per share for the nine months ended January 31, 1997. The weighted average number of shares used in computing per share earnings for all periods was 1,013,976 for the current year and 998,976 for the prior year.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily through cash flows from operations and short term borrowing from the factoring agreement discussed below. The Company's operating activities provided cash of $585,860 for the nine months ended January 31, 1998, while using $311,477 in the comparable prior year period.

         In addition, on January 15, 1998 the Company refinanced a loan secured by two aircraft. The new loan is for $1,338,750 payable over 84 months at a fixed rate of 9.25%. Payments will be $15,937.50 in principal plus interest in arrears. Proceeds were used to pay off the existing loan ($956,690) with the remaining balance used to meet working capital requirements.

         On October 16, 1996, the Company entered into a Factoring Agreement (the "Agreement") with Heller Small Business Finance, a division of Heller Financial, Inc. ("Heller"). The Agreement granted Heller an assignment of the CAS-MOS contract accounts receivable and proceeds thereon as collateral for a line of credit which is expected not to exceed $2,000,000. The term of the Agreement is two years, with an option for the Company to terminate the Agreement after one year, if the Company is able to obtain traditional bank financing. Heller charged a discount fee of .8% of the invoice amount purchased and an interest rate of prime plus 1% until the invoice was paid. The Agreement included a minimum fee to Heller, inclusive of all interest charges, of $60,000 per annum.

         On August 28, 1997, Heller exited the small business factoring market and sold, transferred and assigned the Agreement to Metro

Factors, Inc. ("Metro"). All terms and conditions under the Agreement remained the same until October 1, 1997, when Metro and the Company agreed to amend the terms. The discount fee was lowered to .4% for funding periods of 1-30 days, with an additional .1% for each 15 day period thereafter. The minimum fee was reduced to $12,000 per annum. Other terms of the Agreement remained the same. No balance was due Metro as of January 31, 1998.

         On February 25, 1998, the Company entered into a line of credit with Crestar Bank ("Crestar") for all short term financing needs. The new agreement, which replaces the agreement with Metro, which has now been terminated, provides for up to $2,000,000 in credit. The loan is represented by a demand note which may be payable at any time upon demand of Crestar. The Company will be obligated to pay Crestar interest at prime rate plus one-half percent of the average balance outstanding. The line is secured by the Company's accounts receivable and an assignment of the CAS-MOS contract.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings. To the best knowledge of the Company, it is not a party to any legal proceedings or litigation. The Company knows of no such litigation being threatened or contemplated.

Item 2.         Changes in Securities.  None

Item 3.         Defaults Upon Senior Securities.  None

Item 4.         Submission of Matters to a Vote of Security Holders.
                None

Item 5.         Other Information.  None

Item 6.         (a) Exhibits.

                      10.1     Documents Relating to Crestar Bank Loan

                      10.2     Documents Relating to Wachovia Bank Refinancing

                      27.1     Financial Data Schedule

                (b) Reports on Form 8-K.  None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 16, 1998                      THE FLIGHT INTERNATIONAL GROUP, INC.


                                         By: /s/  David E. Sandlin
                                             -----------------------------------
                                                   David E. Sandlin
                                                   Principal Executive Officer



                                         By: /s/  Wayne M. Richmon
                                             -----------------------------------
                                                   Wayne M. Richmon
                                                   Principal Financial Officer

                                  EXHIBIT INDEX


10.1          Documents Relating to Crestar Bank Loan

10.2          Documents Relating to Wachovia Bank Refinancing

27.1          Financial Data Schedule