Form 10KSB
period 1998-04-30
FLIGHT INTERNATIONAL GROUP INC
filed 1998-07-30
CIK 732775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended April 30, 1998

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                For the transition period from         to

                        Commission file number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
                (Name of small business issuer in its charter)

                   Georgia                             58-1476225
        (State or other jurisdiction     (I.R.S. employer identification number)
              or organization)

  Newport News/Williamsburg International Airport        23602
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the year ending April 30, 1998 were $22,060,399. As of the date hereof, there is no public market for the issuer's securities.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes   No    X

         As of July 15, 1998, there were 1,013,976 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

         Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement for the 1998 Annual Meeting, which will be filed within 120 days of April 30, 1998 are incorporated by reference into Part III.

         Transitional Small Business Disclosure Format [check one]:Yes  ; No  X
--------------------------------------------------------------------------------

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

         In its last three fiscal years, the Company has increased its revenue, obtained, in August 1996, a major long-term contract (see "CAS-MOS Contract," below) and has generated positive net income (after extraordinary item in 1996) for the years ended April 30, 1998, 1997 and 1996.

         Management believes that in this three-year period it has strengthened its balance sheet, developed contracts in its core areas and as a result acquired more personnel and equipment, and enhanced the Company's ability to compete more effectively in its marketplaces. See "Flight Operations - Competition" below.

CAS-MOS Contract

         In August 1996, the Company was awarded a major contract. The Commercial Air Services Military Operations Support (CAS-MOS) contract is a derivative of the original government contract won by the Company in 1980 and operated until September 1993. The new contract began on October 1, 1996 and has completed its one base year, is currently in its first option year and three additional years remain. Annual revenues from this contract have been $13.9 million and $7.3 million for the fiscal year ended April 30, 1998 and the seven months ended April 30, 1997, respectively. This contract currently constitutes a substantial portion of the Company's revenues. There can be no assurance that the Government will exercise its remaining options on the CAS-MOS contract.

1994 Bankruptcy Proceedings

         On December 28, 1994, the Company and several affiliates emerged from bankruptcy pursuant to a Joint Plan of Reorganization (the "Plan"). The Plan restructured and satisfied the claims of the creditors of these entities and the interests of shareholders of the Company.

         As part of the Plan, a new class of stock, New Common Stock, par value $.01 per share ("New Common Stock") was created (with 1,000,000 shares authorized, which amount was increased to 10,000,000 shares, by approval of the shareholders, on December 10, 1996) and all previous classes of stock were canceled. Certain preexisting secured lenders' indebtedness also was restructured as part of the Plan.

         The Company's consolidated operations are concentrated principally in two business segments: flight operations and fixed base operations.

FLIGHT OPERATIONS

         As of July 1, 1998, the Company operated 25 aircraft, including 13 Learjets, four Fairchild Metro IIIs, three Casas and four other prop aircraft. These aircraft are used in the conduct of flight operations for the U.S. Government and commercial customers. In addition, the Company owns and operates electronic warfare equipment used in conjunction with its flight operations contracts. The Company also maintains an inventory of spare aircraft parts used in support of the Company's fleet as well as third party aircraft.

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

         In addition to offering contract flight services, the Company offers its aircraft and equipment for lease or rental to DOD and other government customers. During the fiscal year ended April 30, 1998, this part of the business remained strong, due principally to continuing the Company's contract with the U.S. Navy/Naval Weapons Center in China Lake, California, to provide Metro III aircraft necessary to accomplish naval training. This portion of the business, while strong, represents a smaller percentage of the Company's overall revenues than in previous years, due principally to the revenues from the CAS-MOS contract.

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

         For each year of a contract, including the base year and any option year that the government has elected to take, all contract revenues are contingent upon the availability of adequate funding. For the fiscal year ended April 30, 1998, revenue from contracts with the United States government represented approximately 78% of the Company's total revenues.

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

         Financial condition and fiscal stability also are significant competitive factors affecting the award of contracts in both the government and commercial sectors of flight operations. The Company's results of operations prior to, during and immediately following the bankruptcy had adversely affected its ability to compete for certain contracts. Following three profitable years and successful performance on contracts, management believes it has to a large extent rebuilt confidence with the Company's customers and potential customers in order to be a long-term player in the industry. See "Management's Discussion and Analysis or Plan of Operation."

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

EMPLOYEES

         As of April 30, 1998, the Company had 163 employees, including 100 full-time employees. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's leasehold interests at the NN/W Airport represent approximately 11% of the total assets of the Company. These leasehold interests consist of three hangars totaling 39,000 square feet and approximately 43,000 square feet of maintenance shop and office space. The leasehold improvements are amortized on a straight-line basis over the term of the land lease, which runs through January 2004. There are no plans for additional improvement of the property, and, in the opinion of the management, the property is adequately insured.

         The Company presently operates a small fleet of 25 aircraft, of which three are owned and 22 are leased. The Company also owns, subject to a Deed of Trust and Security Interest Lien to First Union National Bank ("First Union"), certain buildings, hangars and maintenance facilities at its FBO and leases the land at its headquarters from the Peninsula Airport Commission. A majority of the Company's assets are pledged as collateral on its debt and capital lease obligations.

         In 1988, FIA mortgaged substantially all of its leasehold interests, improvements and related fixtures and equipment to First Union. As of April 30, 1998, the indebtedness to First Union was approximately $1,692,700. The indebtedness to First Union provides for complete amortization thereof through graduated payments through November 2003, at which time the entire obligation will be satisfied.

         The Company leases the land underlying its headquarters building and hangars through the year 2004 pursuant to a lease agreement with the Peninsula Airport Commission of Newport News, Virginia.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended April 30, 1998.


                                   PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company became a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") in 1984, at the time of its initial public offering of securities. Thereafter it filed reports pursuant to the requirements of Sections 13 and 15(d) of the Exchange Act. It has filed all required filings reflective of all periods from and after January 31, 1995.

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

         The approximate number of holders of record of New Common Stock as of July 1, 1998 is 1,500. The Company has no other class of securities authorized. On December 10, 1996, the shareholders of the Company approved an amendment to the Company's Amended Certificate of Incorporation to increase the number of authorized shares of New Common Stock from 1,000,000 shares to 10,000,000 shares.

         No cash dividends were declared on the New Common Stock during the fiscal years ended April 30, 1998, April 30, 1997 and April 30, 1996.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 1998 COMPARED TO THE YEAR ENDED APRIL 30, 1997

Revenues

          For the year ended April 30, 1998, revenues totaled $22,060,399. This represents an increase of 16% over the prior year. Company revenue is generated from three sources. Flight operations of owned or leased aircraft accounts for 84% of total revenue, followed by the maintenance and repair facility at 8% and the FBO at 7% of total revenue.

         While flight operations and the FBO showed substantial increases, the maintenance and repair facility revenue decreased, as displayed below (in thousands):

                        12 Months Ended     12 Months Ended
                        April 30, 1998      April 30, 1997      % Increase
                        ---------------     ---------------     ----------
Flight Operations        $18,585              $14,904             25%
Maintenance Facility     $ 1,853              $ 2,671            -31%
Newport News FBO         $ 1,622              $ 1,460             11%

         The increase in flight operations is due to revenues resulting from the CAS-MOS contract, which was in place for the full fiscal year ended April 30, 1998 but only for seven months during the fiscal year ended April 30, 1997. Maintenance revenue was down due to the completion of a special one time aircraft
                                    9
modification project during the first quarter of the fiscal year ended April 30, 1997. FBO revenues increased following a pattern of increased traffic through the NN/W Airport.

Costs of Services

         Costs of services include the direct operating expenses of aircraft owned and leased by the Company. Types of expenses incurred include the following: lease, fuel, insurance, maintenance, pilots and equipment. Also included are the costs of operating the FBO at the NN/W Airport. The costs for the aircraft repair facility are also included in costs of services.

          For the year ending April 30, 1998 there was a 20% increase in costs of services. The major factor contributing to the increase in costs of services was expenses related to the CAS-MOS contract. The overall gross margin declined to 18% from 20% in the prior year. The decline in gross margin is principally due to a high margin aircraft modification project performed in the fiscal year ended April 30, 1997 which did not recur in the fiscal year ended April 30, 1998.

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

         Depreciation and amortization of $571,141 for the fiscal year ended April 30, 1998 reflects a decrease of 3% compared to fiscal year 1997. This relatively minor change is a result of no significant asset purchases during the year.

General, Corporate and Administrative

         General, corporate and administrative expenses consist principally of facility costs associated with the three hangars and corporate headquarters building, and labor costs associated with the administrative and sales staff. General, corporate and administrative expenses aggregated $2,167,575 for the year ended April 30, 1998, a decrease of 2% over the prior twelve month period. The decrease is the result of a decrease in bad debt write-offs during the fiscal year ended April 30, 1998.

Interest Expense

         Interest expense decreased to $365,540 from $376,558 for the prior twelve month period, or 3%. The decrease in interest expense is principally due to the pay down of long term debt as well as more favorable rates of interest on the line of credit with Crestar Bank. (See "Liquidity and Capital Resources" below.)

Income Tax Expense

         Income tax expense varies from statutory tax rates principally because of the utilization of net operating loss carry forwards. For further discussion see Note 6 to the Consolidated Financial Statements included herein.

Net Income

         The consolidated net profit for the year ended April 30, 1998 was $725,883, a profit of $.72 per share compared to a net profit of $664,890, or $.66 per share, for the year ended April 30, 1997. The weighted average number of shares was 1,013,976 and 1,003,976, respectively.

YEAR ENDED APRIL 30, 1997 COMPARED TO THE YEAR ENDED APRIL 30, 1996

Revenues

          For the year ended April 30, 1997, revenues totaled $19,035,036. This represents an increase of 55% over the prior year. Company revenue is generated from three sources. Flight operations accounts for 78% of total revenue, followed by maintenance and repair facility at 14%, and the FBO at 8% of total revenue.

         While flight operations and the maintenance and repair facility showed substantial increases, the FBO revenue decreased, as displayed below (in thousands):

                       12 Months Ended      12 Months Ended
                       April 30, 1997       April 30, 1996      % Increase
                       ---------------      ---------------     ----------
Flight Operations        $14,904               $ 8,947              67%
Maintenance Facility     $ 2,671               $ 1,693              58%
Newport News FBO         $ 1,460               $ 1,625             -10%

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

Interest Expense

         Interest expense decreased to $376,558 from $561,284 for the prior twelve month period, or 33%. The decrease in interest expense is principally due to the Sale/Leaseback in April 1996 and the related payoff of debt of approximately $2,164,000, and $711,000 reduction in long term debt during the fiscal year ended April 30, 1997. The decrease from the Sale/Leaseback is partially offset by interest expense resulting from obligations pursuant to the Company's factoring arrangement (see "Liquidity and Capital Resources," below).

Income Tax Expense

         Income tax expense varies from statutory tax rates principally because of the utilization of net operating loss carry forwards. For further discussion see Note 6 to the Consolidated Financial Statements included herein.

Extraordinary Gain on Debt Extinguishment

         In April 1996, the Company paid off at a discount certain indebtedness to Michigan National Bank. As a result of that transaction, an extraordinary gain of $313,793 was recorded to reflect the forgiveness of that portion of the indebtedness.

Net Income

         The consolidated net profit for the year ended April 30, 1997 was $664,890, a profit of $.66 per share compared to a net profit of $115,295, or $.11 per share, for the year ended April 30, 1996. The weighted average number of shares was 1,003,976 and 998,976, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily through cash flows from operations and short term borrowings. The Company's operating activities provided cash of $60,251 for the fiscal year ending April 30, 1998, while providing $85,355 in the comparable prior year period.

         In addition, on January 15, 1998 the Company refinanced a loan secured by two aircraft. The new loan is for $1,338,750 payable over 84 months at a fixed rate of 9.25%. Monthly payments are $15,937.50 in principal plus interest in arrears. Proceeds were used to pay off the existing loan ($956,690) with the remaining balance used to meet working capital requirements.

         On October 16, 1996, the Company entered into a Factoring Agreement (the "Heller Agreement", which has been replaced, see below) with Heller Small Business Finance, a division of Heller Financial, Inc. ("Heller"). The Heller Agreement granted Heller an assignment of the CAS-MOS contract accounts receivable and proceeds thereon as collateral for a line of credit which was expected not to exceed $2,000,000. The term of the Heller Agreement was for two years, with an option for the Company to terminate the Heller Agreement after one year, if the Company was able to obtain traditional bank financing. Heller charged a discount fee of .8% of the invoice amount purchased and an interest rate of prime plus 1% until the invoice is paid. The Heller Agreement included a minimum fee to Heller, inclusive of all interest charges, of $60,000 per annum.

         On August 28, 1997, Heller exited the small business factoring market and sold, transferred and assigned the Agreement to Metro Factors, Inc. ("Metro"). All terms and conditions under the Agreement remained the same until October 1, 1997, when Metro and the Company agreed to amend the terms. The discount fee was lowered to 0.4% for funding periods of 1-30 days, with an additional 0.1% for each 15 day period thereafter. The minimum fee was reduced to $12,000 per annum. Other terms of the Agreement remained the same.

         On February 25, 1998, the Company entered into a line of credit with Crestar Bank ("Crestar") for all short term financing needs. The new agreement, which replaces the agreement with Metro, which has now been terminated, provides for up to $2,000,000 in credit. The loan is represented by a demand note which may be payable at any time upon the demand of Crestar. The Company will be obligated to pay Crestar interest at prime rate plus one-half percent of the average balance outstanding. The line is secured by the Company's accounts receivable and an assignment of the CAS-MOS contract.

         The Company believes that its ability to replace the Metro factoring arrangement with more traditional bank financing represents an important step in its efforts to enhance third-party confidence in the Company's performance and its prospects. The new arrangement also will reduce the Company's overall borrowing costs.

         The Company operates in a capital intensive industry. Typically, major expenses are incurred in connection with the initiation of a new contract. These costs can consist of acquisition of additional aircraft, equipment and training. These costs can be reduced through leasing arrangements and advance payments from customers, if these are obtainable. The Company believes that it will be able to arrange through available means the financing of these initial contract costs when necessary, although no assurance can be given. See Notes 4, 5 and 7 to the Consolidated Financial Statements included herein for a discussion of debt and lease commitments.

NEW ACCOUNTING STANDARDS

         During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"), which is effective for financial statements with fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this Statement will not have a material impact on the financial statements of the Company.

         During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about segments of an Enterprise and Related Information" ("Statement 131"), which is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to stockholders. It also requires that public business enterprises report certain information about their product and services, the geographic areas in which they operate and their major customers. Adoption of this Statement will not have a material impact on the financial statements of the Company.

YEAR 2000 MODIFICATIONS

         The Company is currently reviewing its computer systems in order to evaluate if any modifications are necessary for the year 2000. The Company currently does not anticipate that any material modifications or expenditures will be required in its computer systems for the year 2000.

ITEM 7. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                  April 30,
                                                                                         --------------------------
                                                                                         1998                  1997
                                                                                         ----                  ----
Current assets
  Cash                                                                                 $   104,008            $  231,111
  Accounts receivable, net (Notes 1 and 4)                                               3,989,073             2,230,370
  Inventories (Notes 2 and 5)                                                            2,087,700             1,790,890
  Prepaid expenses and other                                                               510,785               463,552
  Deposits                                                                                 983,774               952,524
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     7,675,340             5,668,447
------------------------------------------------------------------------------------------------------------------------
Property and equipment, net (Notes 3 and 5)                                              4,096,017             4,266,598
------------------------------------------------------------------------------------------------------------------------
Other assets                                                                                22,262                28,323
------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                      $11,793,619            $9,963,368
------------------------------------------------------------------------------------------------------------------------
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                     $   450,403            $  326,406
  Deferred revenue                                                                         950,802               769,547
  Accrued expenses and other liabilities (Note 8)                                        2,362,442             1,775,972
  Note payable (Note 4)                                                                    451,097                   -
  Long-term debt due currently (Note 5)                                                    652,238               640,351
  Income tax payable (Note 6)                                                               20,000                   -
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                4,886,982             3,512,276
------------------------------------------------------------------------------------------------------------------------
Deferred revenue                                                                           727,586             1,090,192
Accrued engine reserves                                                                    744,647               400,542
Long-term debt, less current maturities (Note 5)                                         3,030,231             3,282,068
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        9,389,446             8,285,078
------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 7 and 8)
------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 1,013,976 issued and outstanding (Note 13)                                  10,140                10,140
  Additional paid-in capital                                                             1,007,617             1,007,617
  Retained earnings                                                                      1,386,416               660,533
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               2,404,173             1,678,290
------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                        $11,793,619            $9,963,368
------------------------------------------------------------------------------------------------------------------------

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          Year Ended April 30,
                                                                                      ----------------------------
                                                                                      1998                    1997
                                                                                      ----                    ----
Revenues (Note 10)                                                                   $22,060,399            $19,035,036
-----------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
  Costs of services                                                                   18,272,492             15,259,962
  Gain on disposal of assets                                                             (75,232)               (73,451)
  Depreciation and amortization                                                          571,141                588,395
  General, corporate and administrative                                                2,167,575              2,218,682
-----------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                                                    20,935,976             17,993,588
-----------------------------------------------------------------------------------------------------------------------
Operating income                                                                       1,124,423              1,041,448
-----------------------------------------------------------------------------------------------------------------------
Other (income) expenses
  Interest expense                                                                       365,540                376,558
-----------------------------------------------------------------------------------------------------------------------
Total other (income) expenses                                                            365,540                376,558
-----------------------------------------------------------------------------------------------------------------------
Income before taxes                                                                      758,883                664,890

Income tax expense (Note 6)                                                               33,000                    -
-----------------------------------------------------------------------------------------------------------------------
Net income                                                                           $   725,883            $   664,890
-----------------------------------------------------------------------------------------------------------------------
Earnings per share data:
  Basic and diluted earnings per share                                               $       .72            $       .66
  Weighted average number of shares                                                    1,013,976              1,003,976
-----------------------------------------------------------------------------------------------------------------------

           See accompanying summary of accounting policies and notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                               Common Stock                    Additional       Retained
                                                        ----------------------------             Paid-in        Earnings
                                                        Shares                Amount             Capital        (Deficit)
---------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1996                                 998,976               $ 9,990            $  987,217      $   (4,357)

Issuance of common stock                                 15,000                   150                20,400            -

Net income                                                 -                        -                  -            664,890
---------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1997                               1,013,976                10,140             1,007,617         660,533

Net income                                                 -                        -                  -            725,883
---------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1998                               1,013,976               $10,140            $1,007,617      $1,386,416
---------------------------------------------------------------------------------------------------------------------------

        See accompanying summary of accounting policies and notes to consolidated financial statements.

         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year ended April 30,
                                                                                      ----------------------------
                                                                                      1998                    1997
                                                                                      ----                    ----
Operating activities
  Net income                                                                          $  725,883             $  664,890
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Depreciation and amortization                                                      571,141                588,395
      Engine reserve                                                                     344,105                186,205
      Issuance of common stock for services                                                  -                   20,550
      Gain on sale of assets                                                             (75,232)               (73,451)
      Net cash provided (absorbed) by
        Accounts receivable                                                           (1,758,703)              (849,567)
        Inventories                                                                     (296,810)               (61,387)
        Prepaid expenses and other assets                                                (74,481)              (626,298)
        Accounts payable                                                                 123,997                152,120
        Accrued expenses and other liabilities                                           661,702                267,820
        Deferred revenue                                                                (181,351)              (183,922)
        Income taxes payable                                                              20,000                    -
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 60,251                 85,355
---------------------------------------------------------------------------------------------------------------------------
Investing activities
  Purchase of property and equipment                                                    (398,501)              (346,846)
  Proceeds from the sale of property and
    equipment                                                                                -                   25,292
---------------------------------------------------------------------------------------------------------------------------
Net cash absorbed by investing activities                                               (398,501)              (321,554)
---------------------------------------------------------------------------------------------------------------------------
Financing activities
 Proceeds from credit line, net                                                          451,097                    -
 Repayment of long-term debt                                                          (1,596,750)              (711,469)
 Proceeds from long-term debt                                                          1,356,800                    -
---------------------------------------------------------------------------------------------------------------------------
Net cash provided (absorbed) by financing activities                                     211,147               (711,469)
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and
  cash equivalents                                                                      (127,103)              (947,668)

Cash and cash equivalents,
  beginning of year                                                                      231,111              1,178,779
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                $  104,008             $  231,111
---------------------------------------------------------------------------------------------------------------------------

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

     Inventories - Aircraft parts - Aircraft parts include rotables, repairable and expendable aircraft components. Rotables and repairables are recorded using the specific identification method and are valued at the lower of cost or market. Expendables are recorded at the lower of average cost or market.

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

     Other equipment - All other property and equipment is depreciated on a straight-line basis over its estimated useful life or lease term, as applicable. Estimated useful lives are as follows: leasehold interests and improvements, primarily in the airport buildings - 73 months (remaining lease term); equipment, office furniture, and fixtures - 5 years.

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

     Revenue Recognition - Contract Revenue - The Company recognizes contract revenue as hours are flown, at the average rate per flight hour, over the term of each contract. Certain contracts provide for a guaranteed minimum number of flight hours per contract year. Contract revenue for such guaranteed but unflown hours, if any, is recognized at the end of the contract year. Certain contracts provide for cash payments in excess of the average rate per hour in the early years of a contract; such excess is recorded as deferred revenue and recognized as revenue as hours are flown over the contract term, which may exceed one year.

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

     Stock Based Compensation - The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including proforma net income and earnings per share, determined as if the company had applied the new method.

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

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                   (CONTINUED)

     Earnings Per Share - For the year ended April 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. At April 30, 1998, there were no securities which had a dilutive effect.

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

     Reclassifications - Certain reclassifications have been made in prior year consolidated financial statements to conform to the presentation in the 1998 consolidated financial statements.

     Recent Accounting Pronouncements - Statement of Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of Information about Capital Structure, " effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 had no effect on the Company because it currently discloses the information specified.

     Statement of Financial Accounting No. 130 (SFAS 130), "Reporting Comprehensive Income," effective for periods beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Adoption of this Statement will not have a material impact on the financial statements of the Company.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Adoption of this Statement will not have a material impact on the financial statements of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTS RECEIVABLE - The balance of accounts receivable is comprised of the following:

                                                     April 30,
                                             -------------------------
                                             1998                 1997
                                             ----                 ----
     Flight operations contracts
      and programs                        $3,865,805           $2,170,518
     Trade                                   140,558              125,708
     Other receivables                       181,126               78,781
                                          ----------           ----------
                                           4,187,489            2,375,007
     Less:  allowance for
      doubtful accounts                     (198,416)            (144,637)
                                          ----------           ----------
                                          $3,989,073           $2,230,370
                                          ----------           ----------

Accounts receivable from flight operations contracts and programs consist of the following:

                                                     April 30,
                                             -------------------------
                                             1998                 1997
                                             ----                 ----
     U.S. Government
      Amounts billed                      $2,981,540           $  410,533
      Services provided,
       not billed                            536,686            1,033,647
                                          ----------           ----------
                                           3,518,226            1,444,180
                                          ----------           ----------

     Commercial Customers
      Amounts billed                         334,821              664,290
      Services provided,
       not billed                             12,758               62,048
                                          ----------           ----------
                                             347,579              726,338
                                          ----------           ----------

     Total flight operations
      contracts and programs              $3,865,805           $2,170,518
                                          ----------           ----------

     Accounts receivable are billed in accordance with the terms of the contracts under which they arise. Amounts not billed represent services performed between the last billing date and year end.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 2 - INVENTORIES - Inventories are compromised of:

                                                    April 30,
                                            -------------------------
                                            1998                 1997
                                            ----                 ----
     Aircraft parts                     $1,922,921           $1,634,890
     Targets and cable                     143,341              135,260
     Fuel                                   21,438               20,740
                                        ----------           ----------
                                        $2,087,700           $1,790,890
                                        ----------           ----------

NOTE 3 - PROPERTY AND EQUIPMENT - Property and equipment consist of the following:

                                                    April 30,
                                            -------------------------
                                            1998                 1997
                                            ----                 ----
     Aircraft and engines               $2,440,583           $2,289,820
     Electronic warfare equipment          519,147              519,147
     Leasehold interests                 1,999,791            1,999,791
     Office furniture and fixtures          85,707               78,962
     Other equipment                       838,150              701,128
                                        ----------           ----------
                                         5,883,378            5,588,848
     Accumulated depreciation
      and amortization                  (1,787,361)          (1,322,250)
                                        ----------           ----------

     Property and equipment, net        $4,096,017           $4,266,598
                                        ----------           ----------


NOTE 4 - NOTES PAYABLE - During the year ended April 30, 1998 the Company entered into at $2,000,000 asset based borrowing agreement with a bank in Newport News, Virginia. Under the terms of the agreement, the Company may obtain advances up to 85% of amounts billed by the Company on government contracts. The Company must pay interest at prime plus .50% on outstanding advances. Under the agreement, the Company must maintain certain net worth ratios. The Company was in compliance with these ratios at April 30, 1998.
Outstanding advances at April 30, 1998 were $451,097.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)



NOTE 5 - LONG-TERM DEBT - Long-term debt consists of the following:

                                                               April 30,
                                                            ----------------
                                                            1998        1997
                                                            ----        ----
Note payable to bank with interest payable at 8.5%,
  due in monthly installments of principal and interest,
  beginning at $19,000 and ending at $37,000, through
  November 1, 2003, secured by a first mortgage deed of
  trust on leasehold improvements and assignment of
  leases on certain real property located in Newport
  News, Virginia.                                        $1,692,653   $1,862,609

Note payable to bank with interest payable at 8.9%,
  due in equal monthly installments of principal and
  interest of $376 maturing on March 1, 2003, secured
  by a vehicle.                                              17,808        -

Note payable to finance company with interest payable
  at 8%, due in equal monthly installments of principal
  and interest of $7,800 through August 30, 1999, and a
  final payment of principal and unpaid interest of
  approximately $17,768 due September 30, 1999, secured
  by certain property and equipment.                        133,868      213,277

Note payable to bank with interest payable at 9.25%,
  due in equal monthly principal installments of $15,938
  plus interest through January 15, 2005, secured by
  aircraft.                                               1,290,938        -

Note payable to finance company with interest payable
  at 8%, due in equal monthly installments of principal
  and interest of $30,000 through December 20, 1999, and
  a final payment of principal and unpaid interest of
  $338,120 due January 20, 2000, secured by certain
  property and equipment.                                    -         1,133,481

Note payable to bank with interest payable at 7% through
  December 8, 1999, and at the five-year U.S. Treasury Bill
  rate plus 2.10% through December 8, 2001, due in monthly
  installments of principal and interest of approximately
  $15,333 through December 8, 2001, secured by inventory.   547,202      713,052
                                                         ----------   ----------

                                                          3,682,469    3,922,419
  Current maturities                                        652,238      640,351
                                                         ----------   ----------

  Long-term debt, net                                    $3,030,231   $3,282,068
                                                         ----------   ----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5 - LONG-TERM DEBT (CONTINUED) -

At April 30, 1998, aggregate principal payments due for long-term debt for the next five fiscal years and thereafter were as follows:


                   1999                                         $  652,238
                   2000                                            654,090
                   2001                                            658,895
                   2002                                            600,831
                   2003                                            591,304
               Thereafter                                          525,111
                                                                ----------
                                                                $3,682,469
                                                                ----------

NOTE 6 - INCOME TAXES - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The sources of temporary differences and their effect on net deferred tax asset are as follows:

                                                  April 30,
                                          ------------------------
                                          1998                1997
                                          ----                ----
     Deferred revenue                 $  638,000           $  707,000
     Engine reserve                      308,000              173,000
     Allowance for bad debts              75,000               55,000
     Vacation expense                     46,000               41,000
     Installment sale                     27,000               54,000
     Net operating loss carryforwards  2,991,000            3,703,000
     Basis difference of property and
       equipment                        (262,000)            (322,000)
                                      ----------           ----------

     Net deferred tax asset            3,823,000            4,411,000
                                      ----------           ----------

     Valuation allowance              (3,823,000)          (4,411,000)
                                      ----------           ----------

                                      $    -               $    -
                                      ----------           ----------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6 - INCOME TAXES (CONTINUED) - The provision for income taxes differs from the amount determined by applying federal statutory tax rates to pre-tax income as a result of the utilization of net operating loss carryforwards. Income tax expense is comprised of federal alternative minimum tax and state taxes.

As of April 30, 1998, the cumulative net operating loss available for federal income tax purposes was $7,900,000, which will expire primarily in the 2006 - 2011 period, subject to certain limitations due to reorganization, if not previously utilized.

NOTE 7 - OPERATING LEASE COMMITMENTS - The Company leases various aircraft and engines under operating leases for use on government contracts. Total lease expense for these aircraft was $6,306,363 and $4,322,745 for the years ended April 30, 1998 and 1997, respectively. Such lease expenses included approximately $3,485,000 and $1,809,000 for the years ended April 30, 1998 and 1997, respectively, for contingent rentals based on hours flown.

The Company leases various office facilities and airport property under lease arrangements with terms expiring through May 2004. Other operating leases are for office machines and aircraft maintenance equipment. The lease expense for these operating leases was $343,000 and $364,000 for the years ended April 30, 1998 and 1997 respectively. Such lease expenses included approximately $94,000 and $109,000 for the years ended April 30, 1998 and 1997, respectively, for contingent rentals based on revenue.

At April 30, 1998, future minimum lease payments on operating leases for each of the next five fiscal years and thereafter were as follows:

              1999                                         $1,553,000
              2000                                            110,000
              2001                                            111,000
              2002                                            112,000
              2003                                            112,000
           Thereafter                                          86,000
                                                           ----------
                                                           $2,084,000
                                                           ----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - CLAIMS, CONTINGENCIES, AND COMMITMENTS - On February 4, 1994, the Company filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of Virginia (the "Bankruptcy Court") for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). On December 8, 1994, the Bankruptcy Court entered an order confirming the Company's joint plan of reorganization (the "Plan"), and the Plan became effective on December 28, 1994 (the "Effective Date"). For accounting purposes, the effective date was deemed to be December 31, 1994.

Pursuant to the Plan, a total of 1,000,000 shares of new common stock were authorized and 998,976 shares were issued. The 9,899,713 shares of common stock previously outstanding were retired. Of the new shares of common stock issued, 51,000 shares are being held by the Company to satisfy the remaining claims of the unsecured creditors. The Company anticipates that a final distribution of the remaining shares based on the final valuation of all general unsecured claims will be completed by April 30, 1999.

Priority tax claims, which arose from the plan, are being paid over a period of six years together with interest thereon. Unpaid claims amounted to approximately $154,000 and $199,000 at April 30, 1998 and 1997, respectively, and are included in accrued expenses and other long term liabilities.

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

NOTE 9 - EMPLOYEE BENEFIT PLANS - The Company sponsors a defined contribution pension plan covering all eligible employees. Employees become eligible to participate upon completing one year of service in a job classification not subject to a collective bargaining agreement. One year of service is defined as any consecutive 12 month period in which the employee works 1,000 hours. Participants may elect to have 1% to 15% of their compensation contributed to the Plan, up to the maximum allowed by law. Prior to June 9, 1997, contributions to the Plan were matched by the Company at the rate of 30% of the first 5% of employees' contributions. All employee contributions, rollover contributions, and earnings thereon are 100% vested. Company contributions vest at a rate of 20% per year. The participant may designate his contribution and employer matching contributions to be invested in any combination of seven money market, stock or bond funds maintained by the Trustee. After a participant dies or retires, the participant or his beneficiary is entitled to receive the entire vested balance of his account. Effective June 9, 1997, the Company increased its match to 40% of the first 5% of employees' contributions.

The Company reserves the right to amend or terminate the Plan at any time. If the Plan is terminated, each participant is then vested with the amount in their account. The Company contributed $45,785 and $31,921 to the plan for the years ended April 30, 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 10 - TRANSACTIONS WITH MAJOR CUSTOMER - Revenues from all U.S. government contracts included in the Flight operations segment are as follows:

                                                               Percent
                                        Amount              Total Revenue
                                        ------              -------------
 Fiscal year ended April 30, 1998    $17,174,000                 78%
 Fiscal year ended April 30, 1997    $11,403,000                 60%

NOTE 11 - RELATED PARTIES - The Company has entered into lease agreements with Maritime Sales and Leasing ("MSL") for certain aircraft which require future minimum lease payments of approximately $1.4 million through October, 1999. David Sandlin, President and CEO of the Company, is also an officer of MSL.

During 1996, the Company entered into a lease with the Aviation Company. David Sandlin has an ownership interest in the Aviation Company. The single aircraft lease calls for payments of $500 per hour flown. Approximately $24,000 and $67,000 of lease expense was incurred for the years ended April 30, 1998 and 1997, respectively.

On April 15, 1996, the Company sold three planes to MSL for $2.9 million. The Company leased the planes back from MSL for a three year period. Proceeds from the sale were distributed as follows: $1.85 million to payoff bank debt; $106,000 to MSL for lease deposits; and the remainder to the Company. The Company realized a $218,000 gain related to the sale/leaseback which was deferred over the lease term, and a $313,793 extraordinary gain related to the early extinguishment of related bank debt.

Total rent expense on all related party leases were approximately as follows:

 Fiscal year ended April 30, 1998                  $2,696,000
 Fiscal year ended April 30, 1997                  $2,415,000

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 13 - STOCKHOLDERS' EQUITY - During the year ended April 30, 1998, the Company granted to an officer of the Company, 38,000 stock options at an exercise price of $2.00 per share. The options are fully vested and expire in 2008. Total options vested and outstanding at April 30, 1998 are 38,000.

The Company applies APB Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. The weighted average fair value of options granted at April 30, 1998 is $.84. Proforma net income and basic earnings per share under the provisions of SFAS 123 for the effect of options granted and outstanding for the year ended April 30, 1998 are $693,993 and $.68, respectively. There is no dilutive effect under the provisions of SFAS 123. For the purposes of computing the proforma amounts, the fair value of each option on the date of grant is estimated using the Block-Scholes option pricing model with the following assumptions: no dividend yield, zero expected volatility, risk-free interest rate of 5.67% and expected life of ten years.

                    REPORT OF INDEPENDENT CERTIFIED PUBLIC
                                 ACCOUNTANTS

To the Board of Directors and Stockholders of The Flight International Group, Inc.

We have audited the accompanying consolidated balance sheets of The Flight International Group, Inc. and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Flight International Group, Inc. and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                     /s/BDO Seidman, LLP

Richmond, Virginia                   BDO Seidman, LLP
June 16, 1998

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The current officers and directors will serve for terms of one year or until their respective successors are elected and qualified. The current officers and directors are:

Name                   Age      Date of Election    Position
----                   ---      ----------------    --------
David E. Sandlin       54       March 30, 1994      Chairman, President,
                                                    Director

Wayne M. Richmon       41       February 13, 1995   Executive Vice President,
                                                    Treasurer, Chief Financial
                                                    Officer, Director

David R. Sharp         58       October 1, 1996     Vice President, Chief
                                                    Operating Officer

Gary D. Reinhart       62       April 13, 1993      Vice Pres. of
                                                    Administration

Ann P. Campbell        59       April 13, 1993      Secretary

C. Lofton Fouts, Jr.   66       February 13, 1995   Director

John R. Bone           47       February 13, 1995   Director

Vice Admiral
Richard M. Dunleavy
(Ret.)                 65       May 24, 1995        Director

         The Plan requires that the Company's Board of Directors remain at six
(6) members until changed by vote of shareholders. The members of the Board of Directors need not be shareholders of the Company. Further, the Plan requires that three members of the Board of Directors may be, but are not required to be, officers, employees, consultants or independent contractors engaged, employed or retained by the Company or its subsidiaries and/or affiliates. Messrs. Sandlin, Richmon and Bone represent these three directors. The remaining three directors shall consist of individuals who are not directly or indirectly engaged, employed or retained by the Company or its subsidiaries and/or affiliates. Messrs. Fouts and Dunleavy represent two of these three directors. James N. Lingan was the third of these "independent" directors until his death in March of 1998. The Board of Directors has begun the process of seeking a replacement for Mr. Lingan and is hopeful that a replacement can be found prior to September 1, 1998.

         Each director and executive officer's business experience during the past five years is described below:

         David E. Sandlin. Mr. Sandlin has been Chairman, President and a Director of the Company and its subsidiaries since March 30, 1994, and was formerly President of Flight International's Sales and Leasing Division. Mr. Sandlin has been involved in aircraft marketing and management since 1978. He has worked in various capacities for Cessna and Dassault and has extensive experience with Learjets. In 1990 he founded DESCO Aviation Consultants International ("DESCO") and is an officer, director and 50% shareholder of Maritime Sales & Leasing, Inc. ("Maritime"), a major lessor of turbine aircraft. Maritime has leased a total of 16 aircraft to FII. Mr. Sandlin also is a one-third owner of The Aviation Company ("TAC"), which has leased one aircraft to the Company. See Item 12, "Certain Relationships and Related Transactions."

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company believes that all required Forms 3 and 4 were furnished to the Registrant during the fiscal year ended April 30, 1998.

ITEM 10.          EXECUTIVE COMPENSATION

         The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year, which proxy statement is incorporated herein by this reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year, which proxy statement is incorporated herein by this reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Sandlin is an officer, director and 50% shareholder of Maritime, a major lessor of turbine aircraft. Maritime has leased a total of 16 aircraft to FII at a total cost to FII of $2,696,000 for the fiscal year ended April 30, 1998. The Company believes the financial and other arrangements between FII and Maritime are reasonable and fair and similar to arrangements which would have been made in an arm's length transaction between FII and an unaffiliated third party. The Company does not believe that Mr. Sandlin's relationship with Maritime materially interferes with his ability to fully perform his obligations to the Company as a director, officer and employee.

         Mr. Sandlin is also a one-third owner of TAC, which has leased one Casa 235 aircraft to the Company. In anticipation of a project to send Casa 235 aircraft to Bahrain, the Company sought to lease a plane from TAC. In expectation of this lease, TAC purchased the aircraft intended for the lease. Thereafter, this project was eliminated due to DOD budget cutting. However, the aircraft was leased to the Company in January, 1996. As of April 30, 1998, the Company had not found a full time use for the aircraft. Prior to April 30, 1996, this situation had been causing harm to its cash flow. On April 30, 1996, the lease was modified from $60,000 per month to $500 per hour flown. This has substantially reduced the cost of carrying this aircraft, although certain other significant expenses, such as insurance and other maintenance, continue. However, for six months during the fiscal year ended April 30, 1998, TAC arranged for the use of this aircraft by a third party which bore all of the expenses related to this aircraft during such period. There are no assurances that any such arrangement will continue. The Company believes that the financial and other arrangements between FII and TAC are reasonable and fair and similar to arrangements which would have been made in an arm's length transaction between FII and an unaffiliated third party.

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

         2. During the quarter ended April 30, 1998, the Company filed no Current Reports on Form 8-K.

                                SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July      , 1998                THE FLIGHT INTERNATIONAL GROUP, INC.


                                       By:    /s/ David E. Sandlin
                                         David E. Sandlin
                                         Principal Executive Officer


                                       By:    /s/ Wayne M. Richmon
                                         Wayne M. Richmon
                                         Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated.

        Signature                     Title                      Date

        s/ David E. Sandlin           Director and               July    , 1998
        -------------------           Principal Executive
        David E. Sandlin              Officer


        s/ Wayne M. Richmon           Director and               July    , 1998
        -------------------           Principal Financial
        Wayne M. Richmon              Officer

        s/ C. Lofton Fouts, Jr.       Director                   July    , 1998
        -----------------------
        C. Lofton Fouts, Jr.

        s/ John R. Bone               Director                   July    , 1998
        ---------------
        John R. Bone

        s/ Vice Admiral
        ---------------
        Richard M. Dunleavy (Ret.)    Director                   July    , 1998
        --------------------------
        Vice Admiral
        Richard M. Dunleavy (Ret.)

     EXHIBIT INDEX

Exhibit
Number            Page     Description
-------           ----     -----------
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

10(g) Stipulation Regarding Adequate Protection of Interest of Nations Financial Capital Corporation in Certain Aircraft Owned By Debtor dated December 14, 1994 between Flight International of Florida, Inc. and Nations Financial Capital Corporation (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8- K dated December 20, 1994).

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

10(q) Documents Relating to Crestar Bank Loan (incorporated by reference to the Company's Report on form 10-QSB for the quarter ended January 31, 1998).

10(r) Documents Relating to Wachovia Bank Refinancing (incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended January 31, 1998).

10(s) Option Agreement between David E. Sandlin and the Company dated March 9, 1998.

22 Subsidiaries of the Company (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30, 1995).

27                         Financial Data Schedule.