Form 10QSB
period 1998-07-31
FLIGHT INTERNATIONAL GROUP INC
filed 1998-09-11
CIK 732775

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from__________ to _________

                         Commission file number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

                        Georgia                        58-1476225
                  --------------------              -----------------
              (State or other jurisdiction           (I.R.S. Employer
            of incorporation or organization)       Identification No.)

     Newport News/Williamsburg International Airport, Newport News, VA 23602
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (757) 886-5500
                            -------------------------
                            Issuer's telephone number


             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of September 10, 1998, there were 1,013,976 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format [check one]:Yes     No X

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS


                                                                         July 31, 1998                       April 30, 1998
                                                                          (Unaudited)
                                                                     -----------------------             -----------------------
CURRENT ASSETS
  Cash                                                               $               83,938              $              104,008
  Accounts Receivable, net                                                        2,750,869                           3,989,073
  Inventories                                                                     2,306,941                           2,087,700
  Prepaid expenses and other                                                        723,039                             510,785
  Deposits                                                                          983,774                             983,774
                                                                     -----------------------             -----------------------

Total current assets                                                              6,848,561                           7,675,340

PROPERTY AND EQUIPMENT, NET                                                       4,372,717                           4,096,017

OTHER ASSETS                                                                         39,164                              22,262
                                                                     -----------------------             -----------------------



                                                                     $           11,260,442              $           11,793,619
                                                                     =======================             =======================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         July 31, 1998                      April 30, 1998
                                                                          (Unaudited)
                                                                    ------------------------            -----------------------
CURRENT LIABILITIES
  Accounts payable                                                  $               359,887             $              450,403
  Deferred revenue                                                                1,394,505                            950,802
  Accrued expenses and other liabilities                                          2,505,763                          2,362,442
  Note payable                                                                            0                            451,097
  Long-term debt due currently                                                      667,559                            652,238
  Income tax payable                                                                  8,588                             20,000
                                                                    ------------------------            -----------------------

Total current liabilities                                                         4,936,302                          4,886,982

DEFERRED REVENUE                                                                    232,417                            727,586
ACCRUED ENGINE RESERVES                                                             762,878                            744,647
LONG-TERM DEBT, LESS CURRENT MATURITIES                                           2,874,802                          3,030,231
                                                                    ------------------------            -----------------------

Total liabilities                                                                 8,806,399                          9,389,446
                                                                    ------------------------            -----------------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 shares
      authorized,  1,013,976 issued and outstanding                                  10,140                             10,140
  Additional paid in capital                                                      1,007,617                          1,007,617
  Treasury stock
  Retained Earnings                                                               1,436,286                          1,386,416
                                                                    ------------------------            -----------------------

Total stockholders' equity                                                        2,454,043                          2,404,173


                                                                    $            11,260,442             $           11,793,619
                                                                    ========================            =======================




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      For the Three Months Ended
                                                               July 31, 1998               July 31, 1997
                                                          ----------------------------------------------------
REVENUES                                                    $           6,182,499       $           6,178,852

OPERATING COSTS AND EXPENSES
  Costs of services                                                     5,305,389                   4,911,601
  Gain on disposal of assets                                              (18,167)                    (18,167)
  Depreciation and amortization                                           141,827                     139,881
  General, corporate and administrative                                   622,349                     534,408
                                                          ----------------------------------------------------

Total operating costs and expenses                                      6,051,398                   5,567,723

INCOME (LOSS) BEFORE OTHER                                                131,101                     611,129
    EXPENSES

OTHER EXPENSES
  Interest expense                                                         81,231                      95,107
                                                          ----------------------------------------------------

Total other expenses                                                       81,231                      95,107

INCOME BEFORE TAXES                                                        49,870                     516,022

Income tax expense                                                              0                      11,777
                                                          ----------------------------------------------------


NET INCOME (LOSS)                                           $              49,870       $             504,245
                                                          ====================================================


NET INCOME (LOSS) PER COMMON                                $                0.05       $                0.50
                                                          ====================================================
    SHARE - BASIC

WEIGHTED AVERAGE NUMBER OF SHARES                                       1,013,976                   1,013,976
                                                          ====================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            For the Three Months Ended
                                                                                    July 31, 1998                July 31, 1997
                                                                                ---------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                        $          49,870           $          504,245
  Adjustments to reconcile net income
   to net cash provided (absorbed) by operating
   activities
    Depreciation and amortization                                                             141,827                      139,881
    Engine reserve                                                                             18,231                       53,721
    Gain on sale of assets                                                                    (18,167)
    Net cash provided (absorbed) by
      Accounts receivable                                                                   1,238,204                     (616,991)
      Inventories                                                                            (219,241)                    (114,101)
      Prepaid expenses and other assets                                                      (212,254)                    (328,990)
      Accounts payable                                                                        (90,516)                     224,220
      Accrued expenses and other liabilities                                                  161,488                      119,569
      Deferred revenue                                                                        (51,466)                     (37,947)
       Income taxes payable                                                                   (11,412)                           0
                                                                                ---------------------------------------------------

Net cash provided by operating activities                                                   1,006,564                      (56,393)

INVESTING ACTIVITIES
  Purchase of property and equipment                                                         (418,527)                    (140,648)
  Net (increase) decrease in other assets                                                     (16,902)                           0
                                                                                ---------------------------------------------------

Net cash absorbed by investing activities                                                    (435,429)                    (140,648)

FINANCING ACTIVITIES
  Proceeds from credit line, net                                                             (451,097)                     240,886
  Repayment of long-term debt                                                                (140,108)                    (162,804)
                                                                                ---------------------------------------------------

Net cash absorbed by financing activities                                                    (591,205)                      78,082

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                            (20,070)                    (118,959)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                104,008                      231,111

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $          83,938           $          112,152
                                                                                ===================================================






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                     PART 1

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


         The Flight International Group, Inc. (the "Company") files herewith unaudited condensed consolidated balance sheets of the Company and its subsidiaries as of July 31, 1998 (unaudited) and April 30, 1998 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three months ended July 31, 1998 and 1997, and unaudited condensed consolidated statements of cash flows for the three months ended July 31, 1998 and 1997, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim period presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended April 30, 1998.

                      THE FLIGHT INTERNATIONAL GROUP, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Flight International Group, Inc. (the "Company") is an aviation services company that performs military training services using specially modified commercial aircraft, principally under contracts with the United States Department of Defense, other government agencies and foreign countries. In addition, the Company has established a market for training and testing in the aerospace industry. The Company also operates a fixed base operation ("FBO") and licensed repair station at the Newport News/Williamsburg International Airport.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Net income/loss per common share is computed by dividing the income/loss by the weighted average number of shares of common stock outstanding during the year.

2.       NOTES PAYABLE

         During the year ended April 30, 1998, the Company entered into a $2,000,000 asset based borrowing agreement with a bank in Newport News, Virginia. Under the terms of the Agreement, the Company may obtain advances up to 85% of amounts billed by the Company on government contracts. The Company must pay interest at prime plus .50% on outstanding advances. Under the Agreement, the Company must maintain certain net worth ratios. The Company was in compliance with these ratios at July 31, 1998. No advances were outstanding as of July 31, 1998.

3.       INCOME TAXES

         No provision for federal income taxes has been made by the Company, as it has substantial Net Operating Loss carry forwards available to offset against current income.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND GENERAL INFORMATION

         The Flight International Group, Inc. (the "Company") was incorporated in Georgia on May 7, 1982. The Company is an aviation services company that performs military training services using specially modified commercial aircraft, principally under contract with the Untied States Department of Defense, other government agencies and foreign countries, operating through its direct and indirect subsidiaries described in the next paragraph. In addition, with the use of these aircraft, the Company has established a market for training and testing in the aerospace industry. The Company also operates a fixed base operation ("FBO") at the Newport News/Williamsburg International Airport ("NN/W Airport").

         Flight International, Inc., a Georgia corporation ("FII"), Flight International Aviation, Inc., a Georgia corporation ("FIA"), and Flight International Sales and Leasing, Inc., a Delaware corporation, are wholly-owned subsidiaries of the Company. Flight International of Florida, Inc., a Florida corporation ("FIF") is a wholly-owned subsidiary of FII.

         In its last three fiscal years, the Company has increased its revenue, obtained, in August 1996, a major long-term contract (see "CAS-MOS Contract" below) and has generated positive net income (after extraordinary item in 1996) for the years ended April 30, 1998, 1997 and 1996.

         Management believes that, in this three year period, it has strengthened its balance sheet, developed contracts in its core areas and, as a result, acquired more personnel and equipment, and enhanced the Company's ability to compete more effectively in its marketplaces.

CAS-MOS CONTRACT

         In August 1996, the Company was awarded a major contract. The Commercial Air Services-Military Operations Support (CAS-MOS) Contract is a derivative of the original government contract won by the Company in 1980 and operated until September 1993. The new contract began on October 1, 1996 and has completed its one base year, is currently in its first option year and three additional years remain. Annual revenues from this contract have been $13.9 million and $7.3 million for the fiscal year ended April 30, 1998 and the seven months ended April 30, 1997, respectively. This contract currently constitutes a substantial portion of the Company's revenues. The Government recently exercised the second option year on the CAS-MOS contract.

RESULTS OF OPERATIONS


         Revenues

         Total revenues for the three months ended July 31, 1998 and 1997 were $6,182,499 and $6,178,852, respectively. Total revenue for the quarter was virtually unchanged from the prior year; however, the major components of revenue did show some change. Flight Operations revenue increased 2% to $5,149,000. This was due to an increase in contract flying partially offset by a decrease in Purchase Order work. The FBO in Newport News produced a 15% increase in revenue principally from increased fuel sales. Maintenance operations showed a 24% decrease in revenue due to a slowdown in parts sales.

         Cost of Services

         Cost of services for the three months ended July 31, 1998 and 1997 were $5,305,389 and $4,911,601, respectively. The 8% increase is due to a rise in aircraft operating costs in the current quarter. The startup of operations in Alaska also contributed substantially to the cost increase.

         As a result of the flat revenue and increased costs of operations, the overall gross margin declined from 20% to 14%.

         Depreciation and Amortization

         Depreciation and amortization for the three months ended July 31, 1998 and 1997 were $141,827 and $139,881, respectively.



         General Corporate and Administrative

         General corporate and administrative expenses for the three months ended July 31, 1998 and 1997 were $622,349 and $534,408, respectively. The 16% increase is a result of certain facility expenses incurred due to a higher level of operations and certain executive and marketing expenses incurred to secure expanded business opportunities.



         Interest

         Interest expense for the three months ended July 31, 1998 and 1997 was $81,231 and $95,107, respectively. The 15% reduction in interest expenses is due to lower borrowing costs on the Company's new line of credit (see "Liquidity and Capital Resources" below).

         Net Income

         As a result of the foregoing, the Company's net income for the three months ended July 31, 1998 was $49,870, or $.05 per share of the Company's common stock, compared to $504,245, or $.50 per share for the three months ended July 31, 1997. The weighted average number of shares used in computing per share earnings for the three months ended July 31, 1998 and 1997 was 1,013,976.

         Liquidity and Capital Resources

         The Company has funded its operations primarily through cash flow from operations, bank indebtedness and a sale-leaseback of certain aircraft effected in April 1996. The Company's operating activities provided cash of $1,006,564 for the three months ended July 31, 1998, while using $56,393 in the comparable prior year period. A decrease in accounts receivable of $1,200,000 provided cash during the current quarter; however, this was offset by a paydown on the line of credit, the purchase of two jet engines and the repayment of long term debt.

         On February 25, 1998, the Company entered into a line of credit with Crestar Bank ("Crestar") for all short term financing needs. The new Agreement, which replaces the Agreement with Metro Factors, Inc., which has now been terminated, provides for up to $2,000,000 in credit. The loan is represented by a demand note which may be payable at any time upon the demand of Crestar. The Company will be obligated to pay Crestar interest at prime rate plus one-half percent of the average balance outstanding. The line is secured by the Company's accounts receivable and an assignment of the CAS-MOS Contract.

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

Item 6. (a) Exhibits

                Exhibit Number and Description

                27.1 Financial Data Schedule

        (b) Reports on Form 8-K.  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 11, 1998                   THE FLIGHT INTERNATIONAL GROUP, INC.

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