Form 10QSB
period 1998-10-31
FLIGHT INTERNATIONAL GROUP INC
filed 1998-12-11
CIK 732775

U.S. Securities and Exchange Commission, Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of December 10, 1998, there were 1,013,976 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format [check one]: Yes     No X

                                     PART 1
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

         The Flight International Group, Inc. (the "Company") files herewith unaudited condensed consolidated balance sheets of the Company and its subsidiaries as of October 31, 1998 (unaudited)and April 30, 1998 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three months ended October 31, 1998 and 1997, and unaudited condensed consolidated statements of cash flows for the six months ended October 31, 1998 and 1997, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. Operating results for any quarter are not necessarily indicative of results for any future period. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended April 30, 1998.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS



                                                                           October 31, 1998                       April 30, 1998
                                                                              (Unaudited)
                                                                        ------------------------             -----------------------

CURRENT ASSETS
  Cash                                                                    $            (115,045)                 $           104,008
  Accounts Receivable, net                                                            4,134,964                            3,989,073
  Inventories                                                                         2,280,932                            2,087,700
  Prepaid expenses and other                                                          1,078,302                              510,785
  Deposits                                                                              678,799                              983,774
                                                                          ---------------------                  -------------------

Total current assets                                                                  8,057,952                            7,675,340

PROPERTY AND EQUIPMENT, NET                                                           4,381,053                            4,096,017

OTHER ASSETS                                                                             37,766                               22,262
                                                                          ---------------------                  -------------------


                                                                          $          12,476,771                  $        11,793,619
                                                                          =====================                  ===================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                           October 31, 1998                       April 30, 1998
                                                                              (Unaudited)
                                                                        ------------------------             -----------------------

CURRENT LIABILITIES
  Accounts payable                                                         $            894,466                  $           450,403
  Deferred revenue                                                                    1,518,154                              950,802
  Accrued expenses and other liabilities                                              2,144,798                            2,362,442
  Note payable                                                                        1,110,535                              451,097
  Long-term debt due currently                                                          702,472                              652,238
  Income tax payable                                                                      8,588                               20,000
                                                                           --------------------                  -------------------

Total current liabilities                                                             6,379,013                            4,886,982

DEFERRED REVENUE                                                                         33,306                              727,586
ACCRUED ENGINE RESERVES                                                                 347,611                              744,647
LONG-TERM DEBT, LESS CURRENT MATURITIES                                               3,005,664                            3,030,231
                                                                           --------------------                  -------------------

Total liabilities                                                                     9,765,594                            9,389,446
                                                                           --------------------                  -------------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 shares
      authorized,  1,013,976 issued and outstanding                                      10,140                               10,140
  Additional paid in capital                                                          1,007,617                            1,007,617
  Treasury stock
  Retained Earnings                                                                   1,693,420                            1,386,416
                                                                           --------------------                  -------------------

Total stockholders' equity                                                            2,711,177                            2,404,173


                                                                           $         12,476,771                  $        11,793,619
                                                                           ====================                  ===================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     For the Three Months Ended                     For the Six Months Ended
                                             October 31, 1998         October 31, 1997       October 31, 1998       October 31, 1997
                                             -----------------------------------------       ---------------------------------------
REVENUES                                     $       6,292,331        $      5,501,299       $      12,474,830      $    11,680,151

OPERATING COSTS AND EXPENSES
  Costs of services                                  5,312,010               4,593,121              10,617,397            9,504,722
  Gain on disposal of assets                           (18,167)                (18,167)                (36,334)             (36,334)
  Depreciation and amortization                        149,271                 138,541                 291,098              278,422
  General, corporate and administrative                515,293                 556,287               1,137,642            1,090,695
                                             -----------------------------------------       --------------------------------------

Total operating costs and expenses                   5,958,407               5,269,782              12,009,803           10,837,505

INCOME (LOSS) BEFORE OTHER                             333,924                 231,517                 465,027              842,646
    EXPENSES

OTHER EXPENSES
  Interest expense                                      76,792                  81,208                 158,023              176,315
                                             -----------------------------------------       --------------------------------------

Total other expenses                                    76,792                  81,208                 158,023              176,315

INCOME BEFORE TAXES                                    257,132                 150,309                 307,004              666,331

Income tax expense                                           0                   3,148                       0               14,925
                                             -----------------------------------------       --------------------------------------


NET INCOME (LOSS)                            $         257,132        $        147,161       $         307,004      $       651,406
                                             =========================================       ======================================


NET INCOME (LOSS) PER COMMON
    SHARE - BASIC                            $            0.25        $           0.15       $            0.30      $          0.64
                                             =========================================       ======================================

WEIGHTED AVERAGE NUMBER OF SHARES                    1,013,976               1,013,976               1,013,976            1,013,976
                                             =========================================       ======================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                            For the Six Months Ended
                                                                                 October 31, 1998                October 31, 1997
                                                                                 ------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                      $      307,004                $      651,406
  Adjustments to reconcile net income
   to net cash provided (absorbed) by operating
   activities
    Depreciation and amortization                                                        291,098                       278,422
    Engine reserve                                                                      (397,036)                      206,326
    Gain on sale of assets                                                               (36,334)                            0
    Net cash provided (absorbed) by
      Accounts receivable                                                               (145,891)                   (1,371,109)
      Inventories                                                                       (193,232)                      (98,114)
      Prepaid expenses and other assets                                                 (262,542)                     (380,266)
      Accounts payable                                                                   444,063                       325,507
      Accrued expenses and other liabilities                                            (181,310)                      (38,076)
      Deferred revenue                                                                  (126,928)                       27,557
       Income taxes payable                                                              (11,412)                            0
                                                                                  --------------------------------------------

Net cash provided by operating activities                                               (312,520)                     (398,347)

INVESTING ACTIVITIES
  Purchase of property and equipment                                                    (576,134)                     (163,345)
  Net (increase) decrease in other assets                                                (15,504)                        1,030
                                                                                  --------------------------------------------

Net cash absorbed by investing activities                                               (591,638)                     (162,315)

FINANCING ACTIVITIES
  Proceeds from credit line, net                                                         659,438                       847,890
  Repayment of long-term debt                                                             25,667                      (335,356)
                                                                                  --------------------------------------------

Net cash absorbed by financing activities                                                685,105                       512,534

NET (DECREASE) INCREASE IN CASH AND                                                     (219,053)                      (48,128)
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           104,008                       231,111

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     (115,045)               $      182,983
                                                                                  ============================================



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

2.       NOTES PAYABLE

         During the year ended April 30, 1998, the Company entered into a $2,000,000 asset based borrowing agreement with a bank in Newport News, Virginia. Under the terms of the Agreement, the Company may obtain advances up to 85% of amounts billed by the Company on government contracts. The Company must pay interest at prime plus .50% on outstanding advances. Under the Agreement, the Company must maintain certain net worth ratios. The Company was in compliance with these ratios at October 31, 1998. As of October 31, 1998, $1,110,535 was outstanding.

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

CAS-MOS CONTRACT

         In August 1996, the Company was awarded a major contract. The Commercial Air Services-Military Operations Support (CAS-MOS)

Contract is a derivative of the original government contract won by the Company in 1980 and operated until September 1993. The new contract began on October 1, 1996 and has completed its base year and first option year, with three additional years remaining. Annual revenues from this contract have been $13.9 million and $7.3 million for the fiscal year ended April 30, 1998 and the seven months ended April 30, 1997, respectively. This contract currently constitutes a substantial portion of the Company's revenues. The Government recently exercised the second option year on the CAS-MOS contract.

RESULTS OF OPERATIONS

         Revenues

         Total revenues for the three months ended October 31, 1998 and 1997 were $6,292,331 and $5,501,299, respectively. The 14% increase in revenue is primarily due to an increase in flight operations from the CAS-MOS contract. Maintenance and FBO revenues also increased by 27% and 8%, respectively.

         Revenue increased 7% for the six months ended October 31, 1998, due principally to the CAS-MOS contract and increased Yuma activity. Maintenance operations, which accounted for 8% of total Company revenues, are down 4% from the prior year. FBO revenue, which accounted for 9% of total revenue, increased by 12% for the six month period.

         Cost of Services

         Cost of services for the three months ended October 31, 1998 and 1997 were $5,312,010 and $4,593,121, respectively. For the six months ended October 31, 1998 and 1997, the cost of services was $10,617,397 and $9,504,722, respectively. The 16% increase for the three months and the 12% increase for the six months are principally due to the increased revenue as mentioned above.

         General Corporate and Administrative

         General corporate and administrative expenses for the three months ended October 31, 1998 and 1997 were $515,293 and $556,287, respectively. For the six months ended October 31, 1998 and 1997, general corporate and administrative expenses were $1,137,642 and

$1,090,695, respectively. The 7% decrease in the three month period is due to a reduction in facilities costs and marketing expenses. The 4% increase in the six month period is due to increased personnel costs needed to handle the increased revenues.

                Interest

         Interest expense for the three months ended October 31, 1998 and 1997 was $76,792 and $81,208, respectively. For the six months ended October 31, 1998 and 1997, interest expense was $158,023 and $176,315, respectively. The 5% and 10% decreases in interest expense for the three month and six month periods ended October 31, 1998 over the comparable prior year periods is principally due to the scheduled pay off of long term debt.

Net Income

         As a result of the foregoing, the Company's income for the three months ended October 31, 1998 was $257,132, or $.25 per share of the Company's common stock, compared with net income of $147,161, or $.15 per share for the three months ended October 31, 1997. For the six months ended October 1998, the Company's net income was $307,004 or $.30 per share, compared to $651,406 or $.64 per share for the six months ended October 31, 1997. The weighted average number of shares used in computing per share earnings for all periods was 1,013,976.

         Liquidity and Capital Resources

         The Company has funded its operations primarily through cash flow from operations, bank indebtedness and a sale-leaseback of certain aircraft effected in April 1996. The Company's operating activities used cash of $312,520 for the six months ended October 31, 1998, while using $398,347 in the comparable prior year period.

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

Item 2.         Changes in Securities.  None

Item 3.         Defaults Upon Senior Securities.  None

Item 4.         Submission of Matters to a Vote of Security Holders.

                (a) The Annual Shareholders Meeting of the Company was held on October 7, 1998.

                (b) The following directors were elected or their term of office as a director continued:

                           John R.Bone, Vice Admiral Richard M. Dunleavy,
                           C. Lofton Fouts, Wayne M. Richmon and
                           David E. Sandlin

                (c) The following is a brief description of matters voted upon by shareholders at the Annual Meeting and the results of the vote:

                           (i) Ratification of BDO Seidman as the Company's
                Independent Auditors for the Fiscal Year Ended April 30, 1999:
                Approved by majority vote of those shareholders present at the meeting in person or by proxy.

                           (ii) Election of Directors: Approved by a majority vote of those shareholders present at the meeting in person or by proxy.

                           (iii)Approval of 1998 Stock Option Plan: Approved by
                a majority vote of those shareholders present at the meeting in person or by proxy.

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

Dated: December 11, 1998              THE FLIGHT INTERNATIONAL GROUP, INC.

                                      By:\s\  David E. Sandlin
                                              David E. Sandlin
                                              Principal Executive Officer

                                      By:\s\  Wayne M. Richmon
                                              Wayne M. Richmon
                                              Principal Financial Officer