Form 10QSB
period 1999-01-31
FLIGHT INTERNATIONAL GROUP INC
filed 1999-03-15
CIK 732775

         U.S. Securities and Exchange Commission, Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to ______

                         Commission file number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                   Georgia                         58-1476225
          State or other jurisdiction           (I.R.S. Employer
        of incorporation or organization)      Identification No.)

   Newport News/Williamsburg International Airport, Newport News, VA 23602
                   (Address of principal executive offices)

                                 (757) 886-5500
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes / /   No /X/

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of February 10, 1999, there were 1,013,976 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format [check one]: Yes / /  No /X/

                                     PART 1
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

         The Flight International Group, Inc. (the "Company") files herewith unaudited condensed consolidated balance sheets of the Company and its subsidiaries as of January 31, 1999 (unaudited) and April 30, 1998 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three and nine months ended January 31, 1999 and 1998, and unaudited condensed consolidated statements of cash flows for the nine months ended January 31, 1999 and 1998, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. Operating results for any quarter are not necessarily indicative of results for any future period. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the fiscal year ended April 30, 1998.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

                                                                            January 31, 1999                   April 30, 1998
                                                                              (Unaudited)
                                                                        -------------------------           ---------------------
CURRENT ASSETS
  Cash                                                                  $         -                         $   104,008
  Accounts Receivable, net                                                3,235,592                           3,989,073
  Inventories                                                             2,559,965                           2,087,700
  Prepaid expenses and other                                              1,271,080                             510,785
  Deposits                                                                  661,799                             983,774
                                                                        -----------                         ------------
Total current assets                                                      7,728,436                           7,675,340

PROPERTY AND EQUIPMENT, NET                                               4,300,849                           4,096,017

OTHER ASSETS                                                                 35,212                              22,262
                                                                        -----------                         -----------
                                                                        $12,064,497                         $11,793,619
                                                                        ===========                         ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THE FLIGHT INTERNATIONAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            January 31, 1999                    April 30, 1998
                                                                              (Unaudited)
                                                                        -------------------------             ------------------
CURRENT LIABILITIES
  Accounts payable                                                      $ 1,020,578                           $   450,403
  Deferred revenue                                                        1,122,870                               950,802
  Accrued expenses and other liabilities                                  2,243,094                             2,362,442
  Note payable                                                              572,907                               451,097
  Long-term debt due currently                                              729,311                               652,238
  Income tax payable                                                         11,848                                20,000
                                                                        -----------                           -----------
Total current liabilities                                                 5,700,608                             4,886,982

DEFERRED REVENUE                                                             15,139                               727,586
ACCRUED ENGINE RESERVES                                                     409,220                               744,647
LONG-TERM DEBT, LESS CURRENT MATURITIES                                   2,794,728                             3,030,231
                                                                        -----------                           -----------
Total liabilities                                                         8,919,695                             9,389,446
                                                                        -----------                           -----------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 shares
      authorized,  1,013,976 issued and outstanding                          10,140                                10,140
  Additional paid in capital                                              1,007,617                             1,007,617
  Retained Earnings                                                       2,127,045                             1,386,416
                                                                        -----------                           -----------
Total stockholders' equity                                                3,144,802                             2,404,173


                                                                        $12,064,497                           $11,793,619
                                                                        ===========                           ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THE FLIGHT INTERNATIONAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Three Months Ended                        For the Nine Months Ended
                                        January 31, 1999          January 31, 1998        January 31, 1999        January 31, 1998
                                        ------------------------------------------        ----------------------------------------
REVENUES                                $5,858,976                $4,155,102              $18,333,806             $15,835,253

OPERATING COSTS AND EXPENSES
  Costs of services                      4,664,725                 3,647,974               15,282,123              13,152,697
  Gain on disposal of assets               (18,167)                  (19,647)                 (54,502)                (55,981)
  Depreciation and amortization            153,260                   137,584                  444,358                 416,005
  General, corporate and administrative    523,516                   537,584                1,661,158               1,628,279
                                        ------------------------------------------        ----------------------------------------

Total operating costs and expenses       5,323,334                 4,303,495               17,333,137              15,141,000

INCOME (LOSS) BEFORE OTHER                 535,642                  (148,393)               1,000,669                 694,253
    EXPENSES

OTHER EXPENSES
  Interest expense                          92,317                    95,210                  250,340                 271,526
                                        ------------------------------------------        ----------------------------------------

Total other expenses                        92,317                    95,210                  250,340                 271,526

INCOME BEFORE TAXES                        443,325                  (243,603)                 750,329                 422,727

Income tax expense                           9,700                    (1,879)                   9,700                  13,046
                                        ------------------------------------------        ----------------------------------------

NET INCOME (LOSS)                       $  433,625                $ (241,724)             $   740,629             $   409,681
                                        ==========================================        ========================================


NET INCOME (LOSS) PER COMMON            $     0.43                $    (0.24)             $      0.73              $     0.40
                                        ==========================================      ==========================================
    SHARE - BASIC

WEIGHTED AVERAGE NUMBER OF SHARES        1,013,976                 1,013,976                1,013,976               1,013,976
                                        ==========================================      ==========================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


THE FLIGHT INTERNATIONAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           For the Nine Months Ended
                                                                                January 31, 1999                 January 31, 1998
                                                                                -------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                    $ 740,629                       $  409,681
  Adjustments to reconcile net income
   to net cash provided (absorbed) by operating
   activities
    Depreciation and amortization                                                 444,358                          416,005
    Engine reserve                                                               (335,427)                         284,203
    Gain on sale of assets                                                        (54,502)                               0
    Net cash provided (absorbed) by
      Accounts receivable                                                         753,481                          230,836
      Inventories                                                                (472,265)                        (311,765)
      Prepaid expenses and other assets                                          (438,320)                        (260,512)
      Accounts payable                                                            570,175                          205,581
      Accrued expenses and other liabilities                                      (64,846)                        (258,286)
      Deferred revenue                                                           (540,379)                        (129,883)
       Income taxes payable                                                        (8,152)                               0
                                                                                -------------------------------------------------
Net cash provided by operating activities                                         594,752                          585,860

INVESTING ACTIVITIES
  Purchase of property and equipment                                             (649,190)                        (376,383)
  Net (increase) decrease in other assets                                         (12,950)                           3,545
                                                                                -------------------------------------------------
Net cash absorbed by investing activities                                        (662,140)                        (372,838)

FINANCING ACTIVITIES
  Proceeds from credit line, net                                                  121,810                                0
  Long term borrowing                                                                   0                        1,338,750
  Repayment of long-term debt                                                    (158,430)                      (1,435,585)
                                                                                -------------------------------------------------
Net cash absorbed by financing activities                                         (36,620)                         (96,835)

NET (DECREASE) INCREASE IN CASH AND                                              (104,008)                          116,187
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    104,008                           231,111

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       -                       $   347,298
                                                                                =================================================


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

2.       NOTES PAYABLE

         During the year ended April 30, 1998, the Company entered into a $2,000,000 asset based borrowing agreement with a bank in Newport News, Virginia. Under the terms of the Agreement, the Company may obtain advances up to 85% of amounts billed by the Company on government contracts. The Company must pay interest at prime plus .50% on outstanding advances. Under the Agreement, the Company must maintain certain net worth ratios. The Company was in compliance with these ratios at January 31, 1999. As of January 31, 1999, $572,907 was outstanding.

3.       INCOME TAXES

         The provision for income taxes differs from the amount determined by applying federal statutory tax rates to pre-tax income as a result of the utilization of net operating loss carry forwards. Income tax expense is comprised of federal alternative minimum tax and state taxes.

         As of April 30, 1998, the cumulative net operating loss available for federal income tax purposes was $7,900,000, which will expire primarily in the 2006-2011 period, subject to certain limitations due to reorganization, if not previously utilized.

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

RESULTS OF OPERATIONS

         Revenues

         Total revenues for the three months ended January 31, 1999 and 1998 were $5,858,976 and $4,155,102, respectively. The 41% increase in revenue is primarily due to a 37% increase in flight operations from the CAS-MOS contract. Maintenance and FBO revenues also increased by 100% and 13%, respectively. The increase in maintenance services was a result of several large commercial and government projects completed during the quarter.

         Revenue increased 16% for the nine months ended January 31, 1999, due principally to increases in flight operations from the CAS-MOS contract and increased contract work at the US Army's base at Yuma, Arizona. Maintenance operations, which accounted for 9% of total Company revenues, are up 23% from the prior year. FBO revenue, which accounted for 8% of total revenue, increased by 12% for the nine month period.

         Cost of Services

         Cost of services for the three months ended January 31, 1999 and 1998 were $4,664,725 and $3,647,974 respectively. For the nine months ended January 31, 1999 and 1998, the cost of services was $15,282,123 and $13,152,697, respectively. The 28% increase for the three months and the 16% increase for the nine months are in line with the increased revenue as mentioned above. Gross margin has remained constant at 17% of sales for the nine months ended January 31, 1999 and 1998.

         General Corporate and Administrative

         General corporate and administrative expenses for the three months ended January 31, 1999 and 1998 were $523,516 and $537,584, respectively. For the nine months ended January 31, 1999 and 1998, general corporate and administrative expenses were $1,661,158 and $1,628,279, respectively. The 3% decrease in the three month period is due to a reduction in bad debt expenses. The 2% increase in the nine month period is due to minor adjustments in personnel needed to handle the increased revenues.

         Interest

         Interest expense for the three months ended January 31, 1999 and 1998 was $92,317 and $95,210, respectively. For the nine months ended January 31, 1999 and 1998, interest expense was $250,340 and $271,526, respectively. The 3% and 8% decreases in interest expense for the three month and nine month periods ended January 31, 1999 over the comparable prior year periods is principally due to the scheduled pay off of long term debt.

         Net Income

         As a result of the foregoing, the Company's income for the three months ended January 31, 1999, was $433,625, or $.43 per share of the Company's common stock, compared with a net loss of $241,724, or $(.24) per share for the three months ended January 31, 1998. For the nine months ended January 31, 1999, the Company's net income was $740,629 or $.73 per share, compared to $409,681 or $.40 per share for the nine months ended January 31, 1998. The weighted average number of shares used in computing per share earnings for all periods was 1,013,976.

         Liquidity and Capital Resources

         The Company has funded its operations primarily through cash flow from operations and bank indebtedness. The Company's operating activities provided cash of $594,752 for the nine months ended January 31, 1999, while providing $585,860 in the comparable prior year period.

         On February 25, 1998, the Company entered into a line of credit with Crestar Bank ("Crestar") for all short term financing needs. The Agreement provides for up to $2,000,000 in credit. The loan is represented by a demand note which may be payable at any time upon the demand of Crestar. The Company will be obligated to pay Crestar interest at prime rate plus one-half percent of the average balance outstanding. The line is secured by the Company's accounts receivable and an assignment of the CAS-MOS Contract.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. The Company is not a party to any legal proceeding or litigation.

Item 2.         Changes in Securities.  None

Item 3.         Defaults Upon Senior Securities.  None

Item 4.         Submission of Matters to a Vote of Security Holders.

                None

Item 5.         Other Information.

                Y2K - Year 2000 Computer Issue

                What is commonly known as the "Year 2000 Issue" arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not calculate dates beyond 1999 which may cause errors in information or system failures.

                With respect to its internal systems, the Company is taking appropriate steps to remedy the Year 2000 issues and does not expect the costs of these efforts to be material. However, the Year 2000 readiness of the Company's suppliers may vary. While the Company does not believe the Year 2000 matters disclosed above will have a material impact on its business, financial condition or results of its operations, it is uncertain whether or to what extent the Company may be affected by such matters.

Item 6.         (a) Exhibits

                Exhibit Number and Description

                10.1       Amended Pages to CAS-MOS Contract (as listed in
                           Exhibit 10(l) to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997. Certain information on these pages was excluded from previous filings because of its acceptance by the Securities and Exchange Commission for confidential treatment.)

                27.1       Financial Data Schedule

                (b) Reports on Form 8-K.  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 1999                 THE FLIGHT INTERNATIONAL GROUP, INC.

                                      By:\s\  David E. Sandlin
                                              David E. Sandlin
                                              Principal Executive Officer

                                      By:\s\  Wayne M. Richmon
                                              Wayne M. Richmon
                                              Principal Financial Officer

                                  EXHIBIT INDEX

10.1 Amended Pages to CAS-MOS Contract (as listed in Exhibit 10(l) to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997. Certain information on these pages was excluded from previous filings because of its acceptance by the Securities and Exchange Commission for confidential treatment.)

27.1     Financial Data Schedule