Form 10KSB40
period 1999-04-30
FLIGHT INTERNATIONAL GROUP INC
filed 1999-08-02
CIK 732775

-------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                    For the fiscal year ended April 30, 1999

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
      (State or other jurisdiction                      (I.R.S. employer
           or organization)                         identification number)

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


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the year ending April 30, 1999 were $25,313,924. As of the date hereof, there is no public market for the issuer's securities.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No X

         As of July 15, 1999, there were 1,013,976 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

         Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement for the 1999 Annual Meeting, which will be filed within 120 days of April 30, 1999 are incorporated by reference into Part III.

         Transitional Small Business Disclosure Format [check one]: Yes ; No X

-------------------------------------------------------------------------------

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

CAS-MOS Contract

         In August 1996, the Company was awarded a major contract. The Commercial Air Services Military Operations Support (CAS-MOS) contract is a derivative of the original government contract won by the Company in 1980 and operated until September 1993. The new contract began on October 1, 1996 and has completed two base years, is currently in its second option year and two additional years remain. Annual revenues from this contract have been $15.2 million and $13.9 million for the fiscal years ended April 30, 1999 and 1998, respectively. This contract currently constitutes a substantial portion of the Company's revenues. There can be no assurance that the Government will exercise its remaining options on the CAS-MOS contract.

         The Company's consolidated operations are concentrated principally into flight operations and fixed base operations.

Flight Operations

         As of July 1, 1999 the Company operated 23 aircraft, including 13 Learjets, five Fairchild Metro IIIs, three Casas and two other prop aircraft. These aircraft are used in the conduct of flight operations for the U.S. Government and commercial customers. In addition, the Company owns and operates electronic warfare equipment used in conjunction with its flight operations contracts. The Company also maintains an inventory of spare aircraft parts used in support of the Company's fleet as well as third party aircraft.

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

         In addition to offering contract flight services, the Company offers its aircraft and equipment for lease or rental to DOD and other government customers. During the fiscal year ended April 30, 1999, this part of the business remained strong, due principally to continuing the Company's contract with the U.S. Navy/Naval Weapons Center in China Lake, California, to provide Metro III aircraft necessary to accomplish naval training. This portion of the business, while strong, represents a smaller percentage of the Company's overall revenues than in previous years, due principally to the revenues from the CAS-MOS contract.

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

         For each year of a contract, including the base year and any option year that the government has elected to take, all contract revenues are contingent upon the availability of adequate funding. For the fiscal year ended April 30, 1999, revenue from contracts with the United States government represented approximately 77% of the Company's total revenues.

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

         Financial condition and fiscal stability also are significant competitive factors affecting the award of contracts in both the government and commercial sectors of flight operations. The Company's results of operations prior to, during and immediately following the bankruptcy had adversely affected its ability to compete for certain contracts. Following three profitable years and successful performance on contracts, management believes it has, to a large extent, rebuilt confidence with the Company's customers and potential customers in order to be a long-term player in the industry. See "Management's Discussion and Analysis or Plan of Operation."

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

Employees

         As of April 30, 1999, the Company had 185 employees, including 130 full-time employees. None of the Company's employees is covered by a collective bargaining agreement.

1994 Bankruptcy Proceedings

          On December 28, 1994, the Company and several affiliates emerged from bankruptcy pursuant to a Joint Plan of Reorganization (the "Plan"). The Plan restructured and satisfied the claims of the creditors of these entities and the interests of shareholders of the Company.

         As part of the Plan, a new class of stock, New Common Stock, par value $.01 per share ("New Common Stock") was created (with 1,000,000 shares authorized, which amount was increased to 10,000,000 shares, by approval of the shareholders, on December 10, 1996) and all previous classes of stock were canceled. Certain preexisting secured lenders' indebtness also was restructured as part of the Plan.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's leasehold interests at the NN/W Airport represent approximately 9% of the total assets of the Company. These leasehold interests consist of three hangars totaling 39,000 square feet and approximately 43,000 square feet of maintenance shop and office space. The leasehold improvements are amortized on a straight-line basis over the term of the land lease, which runs through January 2004. There are no plans for additional improvement of the property, and, in the opinion of the management, the property is adequately insured.

         The Company presently operates a small fleet of 23 aircraft, of which three are owned and 20 are leased. The Company also owns, subject to a Deed of Trust and Security Interest Lien to Bank Philadelphia, certain buildings, hangars and maintenance facilities at its FBO and leases the land at its headquarters from the Peninsula Airport Commission. A majority of the Company's assets are pledged as collateral on its debt and capital lease obligations.

         As of April 30, 1999, the indebtedness to Bank Philadelphia was approximately $1,482,633. The indebtedness to Bank Philadelphia provides for complete amortization thereof through graduated payments through November 2003, at which time the entire obligation will be satisfied.

         The Company leases the land underlying its headquarters building and hangars through the year 2004 pursuant to a lease agreement with the Peninsula Airport Commission of Newport News, Virginia.

         The Company's executive offices and corporate headquarters are located at One Lear Drive, Newport News, Virginia 23602, where the Company has approximately 10,000 square feet of office space.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended April 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company became a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") in 1984, at the time of its initial public offering of securities. Thereafter it filed reports pursuant to the requirements of Sections 13 and 15(d) of the Exchange Act. It has filed all required filings reflective of all periods from and after February 1, 1995.

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

         The approximate number of holders of record of New Common Stock as of July 1, 1999 is 1,500. The Company has no other class of securities authorized. On December 10, 1996, the shareholders of the Company approved an amendment to the Company's Amended Certificate of Incorporation to increase the number of authorized shares of New Common Stock from 1,000,000 shares to 10,000,000 shares.

         No cash dividends were declared on the New Common Stock during the fiscal years ended April 30, 1999, April 30, 1998 and April 30, 1997.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended April 30, 1999 Compared to the Year Ended April 30, 1998

Revenues

          For the year ended April 30, 1999, revenues totaled $25,313,924. This represents an increase of 15% over the prior year. Company revenue is generated from three sources. Flight operations of owned or leased aircraft accounts for 82% of total revenue, followed by the maintenance and repair facility at 11% and the FBO at 7% of total revenue.

         While flight operations and the FBO showed substantial increases, the maintenance and repair facility revenue increased to a greater extent, as displayed below (in thousands):

                          12 Months Ended      12 Months Ended
                          April 30, 1999       April 30, 1998        % Increase
                          --------------       --------------        ----------

Flight Operations             $20,875              $18,585               12%
Maintenance Facility          $ 2,667              $ 1,853               44%
Newport News FBO              $ 1,772              $ 1,622                9%

         The increase in flight operations is primarily due to a 10% increase in revenues from the CAS-MOS contract. Other contract flying also increased by more than 20%. Maintenance revenue increased due to a large mid year project involving the rebuilding of a damaged Learjet. FBO revenues increased following a pattern of increased traffic through the NN/W Airport.

Costs of Services

         Costs of services include the direct operating expenses of aircraft owned and leased by the Company. Types of expenses incurred include the following: lease, fuel, insurance, maintenance, pilots and equipment. Also included are the costs of operating the FBO at the NN/W Airport. The costs for the aircraft repair facility are also included in costs of services.

          For the year ending April 30, 1999 there was a 17% increase in costs of services. The major factor contributing to the increase in costs of services was expenses related to the CAS-MOS contract. The overall gross margin declined to 16% from 18% in the prior year.

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

         Depreciation and amortization of $600,658 for the fiscal year ended April 30, 1999 reflects an increase of 5% compared to fiscal year 1998. This change is primarily due to an engine purchase completed during the year.

General, Corporate and Administrative

         General, corporate and administrative expenses consist principally of facility costs associated with the three hangars and corporate headquarters building, and labor costs associated with the administrative and sales staff. General, corporate and administrative expenses aggregated $2,320,463 for the year ended April 30, 1999, an increase of 7% over the prior twelve month period. The increase is not due to one particular event but more of an overall increase in all aspects of general and administrative costs.

Interest Expense

         Interest expense decreased to $331,049 from $365,540 for the prior twelve month period, or 9%. The decrease in interest expense is principally due to the pay down of long term debt as well as more favorable rates of interest on the line of credit with Crestar Bank. (See "Liquidity and Capital Resources" below.)

Income Tax Expense

         Income tax expense varies from statutory tax rates principally because of the utilization of net operating loss carry forwards. For further discussion see Note 6 to the Consolidated Financial Statements included herein.

Net Income

         The consolidated net profit for the year ended April 30, 1999 was $809,411, a profit of $.80 per share compared to a net profit of $725,883, or $.72 per share, for the year ended April 30, 1998. The weighted average number of shares was 1,013,976 for both years.

Year Ended April 30, 1998 Compared to the Year Ended April 30, 1997

Revenues

          For the year ended April 30, 1998, revenues totaled $22,060,399. This represents an increase of 16% over the prior year. Company revenue is generated from three sources. Flight operations accounts for 84% of total revenue, followed by maintenance and repair facility at 8%, and the FBO at 7% of total revenue.

         While flight operations and the FBO showed substantial increases, the maintenance and repair facility revenue decreased, as displayed below (in thousands):

                             12 Months Ended     12 Months Ended
                             April 30, 1998      April 30, 1997      % Increase
                             --------------      --------------      ----------

Flight Operations               $18,585              $14,904             25%
Maintenance Facility            $ 1,853              $ 2,671            -31%
Newport News FBO                $ 1,622              $ 1,460             11%


         The increase in flight operations is due to revenues resulting from the CAS-MOS contract, which was in place for the full fiscal year ended April 30, 1998 but only for seven months during the fiscal year ended April 30, 1997. Maintenance revenue was down due to the completion of a special one time aircraft modification project during the first quarter of the fiscal year ended April 30, 1997. FBO revenues increased following a pattern of increased traffic through the NN/W Airport.

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

General, Corporate and Administrative

         General, corporate and administrative expenses consist principally of facility costs associated with the three hangars and corporate headquarters building, and labor costs associated with the administrative and sales staff. General, corporate and administrative expenses aggregated $2,167,575 for the year ended April 30, 1998, a decrease of 2% over the prior twelve month period. The decrease is a result of a decrease in bad debt write-offs during the fiscal year ended April 30, 1998.

Interest Expense

         Interest expense decreased to $365,540 from $376,558 for the prior twelve month period, or 3% . The decrease in interest expense is principally due to the pay down of long term debt as well as more favorable rates of interest on the line of credit with Crestar Bank. (See "Liquidity and Capital Resources," below).

Income Tax Expense

         Income tax expense varies from statutory tax rates principally because of the utilization of net operating loss carry forwards. For further discussion see Note 6 to the Consolidated Financial Statements included herein.

Net Income

         The consolidated net profit for the year ended April 30, 1998 was $725,883, a profit of $.72 per share compared to a net profit of $664,890 or $.66 per share, for the year ended April 30, 1997. The weighted average number of shares was 1,013,976 and 1,003,976 respectively.

Liquidity and Capital Resources

         The Company has funded its operations primarily through cash flows from operations and short term borrowings. The Company's operating activities provided cash of $810,336 for the fiscal year ending April 30, 1999, while providing $60,251 in the comparable prior year period.

         On August 26, 1998 the Company purchased two engines for $390,300. A loan of $495,000 was provided by a local bank with the balance of the proceeds used to pay off a loan on the airframe. The loan is secured by the airframe and engines and is payable in 41 monthly installments of $13,602 at a rate of interest of $8.22%.

         In addition, on January 15, 1998 the Company refinanced a loan secured by two aircraft. The loan is for $1,338,750 payable over 84 months at a fixed rate of 9.25%. Monthly payments are $15,938. Proceeds were used to pay off the existing loan ($956,690) with the remaining balance used to meet working capital requirements.

         On February 25, 1998, the Company entered into a line of credit with Crestar Bank ("Crestar") for all short term financing needs. The new agreement provides for up to $2,000,000 in credit. The loan is represented by a demand note which may be payable at any time upon the demand of Crestar. The Company will be obligated to pay Crestar interest at prime rate plus one-half percent of the average balance outstanding. The line is secured by the Company's accounts receivable and an assignment of the CAS-MOS contract.

         The Company believes that its ability to obtain traditional bank financing represents an important step in its efforts to enhance third-party confidence in the Company's performance and its prospects. The arrangement also has reduced the Company's overall borrowing costs.

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

New Accounting Standards

            Statements of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits", effective for periods beginning after December 15, 1997, revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement does not impact the financial statements of the Company.

                In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments," (SFAS 133), effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. This statement is not expected to impact the financial statements of the Company.

Year 2000 Planning and Preparation

         The Company continues to evaluate and prepare for the potential impact of the "Year 2000" problem on its systems and operations. The Company's Year 2000 evaluation and remediation plan is dual faceted focusing both on information technology "IT" systems as well as imbedded, non IT systems that are integral to specific operating and support functions. The Company's Year 2000 efforts began in 1996 with IT systems with long lead time dates. Remediation of the Company's IT systems is expected to be substantially complete by October, 1999. While the total cost of the new IT systems will be substantial ($400,000 based on current estimates) the vast majority of the new system costs will go towards enhancing and upgrading existing capability, not the specific Year 2000 issue. The actual costs of the Year 2000 reparations is not expected to be material on future earnings. Non IT systems are being evaluated and corrected or replaced as identified. The costs of ensuring compliance in non IT systems is not anticipated to have a material impact on earnings. All non compliant non IT systems are expected to be replaced or corrected by December, 1999. Notwithstanding this, the Year 2000 readiness of the Company's suppliers and customers (including the DOD) may vary, and the Company cannot determine whether or to what extent the Company may be affected thereby.

ITEM 7.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   April 30,
                                                                         --------------------------
                                                                         1999                  1998
                                                                         ----                  ----
Current assets
  Cash                                                               $    79,292            $   104,008
  Accounts receivable, net (Notes 1 and 4)                             3,517,018              3,989,073
  Inventories (Notes 2 and 5)                                          2,886,665              2,087,700
  Prepaid expenses and other                                             138,286                510,785
  Deposits                                                               681,799                983,774
--------------------------------------------------------------------------------------------------------

Total current assets                                                   7,303,060              7,675,340
--------------------------------------------------------------------------------------------------------

Property and equipment, net (Notes 3 and 5)                            4,600,619              4,096,017
--------------------------------------------------------------------------------------------------------

Other assets                                                              11,703                 22,262
--------------------------------------------------------------------------------------------------------

     Total assets                                                    $11,915,382            $11,793,619
--------------------------------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                   $   555,609            $   450,403
  Deferred revenue                                                       727,586                950,802
  Accrued fuel expense                                                   923,715                828,858
  Accrued expenses and other liabilities (Note 8)                      1,644,703              1,533,384
  Note payable (Note 4)                                                1,080,505                451,097
  Long-term debt due currently (Note 5)                                  750,950                652,238
  Income tax payable (Note 6)                                                -                   20,000
--------------------------------------------------------------------------------------------------------

Total current liabilities                                              5,683,068              4,886,982

Deferred revenue                                                             -                  727,586
Accrued engine reserves                                                  448,469                744,647
Long-term debt, less current maturities (Note 5)                       2,570,261              3,030,231
--------------------------------------------------------------------------------------------------------

Total liabilities                                                      8,701,798              9,389,446
--------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 7 and 8)
--------------------------------------------------------------------------------------------------------

Stockholders' equity
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 1,013,976 issued and outstanding (Note 13)                10,140                 10,140
  Additional paid-in capital                                           1,007,617              1,007,617
  Retained earnings                                                    2,195,827              1,386,416
--------------------------------------------------------------------------------------------------------

Total stockholders' equity                                             3,213,584              2,404,173
--------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                      $11,915,382            $11,793,619
--------------------------------------------------------------------------------------------------------



                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended April 30,
                                                                         ----------------------------
                                                                         1999                    1998
                                                                         ----                    ----
Revenues (Note 10)                                                   $25,313,924             $22,060,399
---------------------------------------------------------------------------------------------------------

Operating costs and expenses
  Costs of services                                                   21,322,103              18,272,492
  Gain on disposal of assets (Note 11)                                   (69,760)                (75,232)
  Depreciation and amortization                                          600,658                 571,141
  General, corporate and administrative                                2,320,463               2,167,575
---------------------------------------------------------------------------------------------------------

Total operating costs and expenses                                    24,173,464              20,935,976
---------------------------------------------------------------------------------------------------------

Operating income                                                       1,140,460               1,124,423
---------------------------------------------------------------------------------------------------------

Other (income) expenses
  Interest expense                                                       331,049                 365,540
---------------------------------------------------------------------------------------------------------

Total other (income) expenses                                            331,049                 365,540
---------------------------------------------------------------------------------------------------------

Income before taxes                                                      809,411                 758,883
Income tax expense (Note 6)                                                  -                    33,000
---------------------------------------------------------------------------------------------------------

Net income                                                           $   809,411             $   725,883
---------------------------------------------------------------------------------------------------------

Earnings per share data:
  Basic and diluted earnings per share                               $       .80           $         .72
  Weighted average number of shares                                    1,013,976               1,013,976
---------------------------------------------------------------------------------------------------------


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Additional
                                            Common Stock
                                      ------------------------            Paid-in            Retained
                                      Shares            Amount            Capital            Earnings
-------------------------------------------------------------------------------------------------------

Balance, April 30, 1997             1,013,976          $10,140          $1,007,617          $  660,533

Net income                                -                -                   -               725,883
-------------------------------------------------------------------------------------------------------

Balance, April 30, 1998             1,013,976           10,140           1,007,617           1,386,416

Net income                                -                -                   -               809,411
-------------------------------------------------------------------------------------------------------

Balance, April 30, 1999             1,013,976          $10,140          $1,007,617          $2,195,827
-------------------------------------------------------------------------------------------------------



                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended April 30,
                                                                         ----------------------------
                                                                         1999                    1998
                                                                         ----                    ----
Operating activities
  Net income                                                          $  809,411              $  725,883
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Depreciation and amortization                                      600,659                 571,141
      Engine reserve                                                    (296,178)                344,105
      Gain on sale of assets                                             (69,760)                (75,232)
      Net cash provided (absorbed) by
        Accounts receivable                                              472,055              (1,758,703)
        Inventories                                                     (798,965)               (296,810)
        Prepaid expenses and other assets                                682,974                 (74,481)
        Accounts payable                                                 105,206                 123,997
        Accrued expenses and other liabilities                           275,736                 661,702
        Deferred revenue                                                (950,802)               (181,351)
        Income taxes payable                                             (20,000)                 20,000
---------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                810,336                  60,251
---------------------------------------------------------------------------------------------------------

Investing activities
  Purchase of property and equipment                                  (1,103,201)               (398,501)
---------------------------------------------------------------------------------------------------------

Net cash absorbed by investing activities                             (1,103,201)               (398,501)
---------------------------------------------------------------------------------------------------------

Financing activities
  Proceeds from credit line, net                                         629,409                 451,097
  Repayment of long-term debt                                           (856,260)             (1,596,750)
  Proceeds from long-term debt                                           495,000               1,356,800
---------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                268,149                 211,147
---------------------------------------------------------------------------------------------------------

Net decrease in cash and
  cash equivalents                                                       (24,716)               (127,103)

Cash and cash equivalents,
  beginning of year                                                      104,008                 231,111
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                $   79,292              $  104,008
---------------------------------------------------------------------------------------------------------


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

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                   (continued)

     Asset Impairments and Disposals - Under the provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at their net realizable value.

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

     Stock Based Compensation - Stock based compensation is accounted for under the provisions of FASB Statement No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including proforma net income and earnings per share, determined as if the company had applied the new method.

     The Company measures stock based compensation cost as the excess of the market value of the Company's common stock at the grant date over any amount the employee pays for the stock. The Company has elected to account for their stock option plan in accordance with APB Opinion 25 and provide the necessary proforma disclosures under SFAS 123.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly-liquid instruments purchased with a maturity of three months or less to be cash equivalents.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                   (continued)

     Earnings Per Share - For the year ended April 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. Diluted earnings per share are the same as basic earnings per share since the effect of the assumed exercise of stock options is anti-dilutive.

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

     Recent Accounting Pronouncements - Statements of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits", effective for periods beginning after December 15, 1997, revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement does not impact the financial statements of the Company.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments," (SFAS 133), effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. This statement is not expected to impact the financial statements of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Accounts Receivable - The balance of accounts receivable is comprised of the following:

                                                           April 30,
                                                -------------------------------
                                                   1999                 1998
                                                ----------           ----------
     Flight operations contracts
      and programs                              $3,400,216           $3,865,805
     Trade                                         133,483              140,558
     Other receivables                              54,805              181,126
                                                ----------           ----------
                                                 3,588,504            4,187,489
     Less:  allowance for
      doubtful accounts                            (71,486)            (198,416)
                                                ----------           ----------
                                                $3,517,018           $3,989,073
                                                ----------           ----------

Accounts receivable from flight operations contracts and programs consist of the following:

                                                           April 30,
                                                -------------------------------
                                                   1999                 1998
                                                ----------           ----------
     U.S. Government
      Amounts billed                            $2,222,312           $2,981,540
      Services provided,
       not billed                                  613,143              536,686
                                                ----------           ----------
                                                 2,835,455            3,518,226
                                                ----------           ----------
     Commercial Customers
      Amounts billed                               564,761              334,821
      Services provided,
       not billed                                      -                 12,758

                                                   564,761              347,579
                                                ----------           ----------
     Total flight operations
      contracts and programs                    $3,400,216           $3,865,805
                                                ----------           ----------

     Accounts receivable are billed in accordance with the terms of the contracts under which they arise. Amounts not billed represent services performed between the last billing date and year end.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 2 - Inventories - Inventories are compromised of:

                                                           April 30,
                                                -------------------------------
                                                   1999                 1998
                                                ----------           ----------
     Aircraft parts                             $2,715,722           $1,922,921
     Targets and cable                             156,830              143,341
     Fuel                                           14,113               21,438
                                                ----------           ----------
                                                $2,886,665           $2,087,700
                                                ----------           ----------

Note 3 - Property and Equipment - Property and equipment consist of the following:

                                                           April 30,
                                                -------------------------------
                                                   1999                 1998
                                                ----------           ----------
     Aircraft and engines                       $2,830,884           $2,440,583
     Electronic warfare equipment                  519,147              519,147
     Leasehold interests                         1,999,791            1,999,791
     Office furniture and fixtures                 138,185               85,707
     Other equipment                             1,498,572              838,150
                                                ----------           ----------
                                                 6,986,579            5,883,378
     Accumulated depreciation
      and amortization                          (2,385,960)          (1,787,361)
                                                ----------           ----------
     Property and equipment, net                $4,600,619           $4,096,017
                                                ----------           ----------


Note 4 - Note Payable - During the year ended April 30, 1998 the Company entered into a $2,000,000 asset based borrowing agreement with a bank in Newport News, Virginia. Under the terms of the agreement, the Company may obtain advances up to 85% of amounts billed by the Company on government contracts. The Company must pay interest at prime plus .50% on outstanding advances. Under the agreement, the Company must maintain certain net worth ratios. The Company was in compliance with these ratios at April 30, 1999. Outstanding advances at April 30, 1999 and 1998 were $1,080,505 and $451,097, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 5 - Long-Term Debt - Long-term debt consists of the following:

                                                                                              April 30,
                                                                                     ---------------------------
                                                                                        1999             1998
                                                                                     ----------       ----------
Note payable to bank with interest payable at 8.5%, due in graduated monthly installments of principal and interest, beginning at $19,000 and ending at
  $37,000, through November 1, 2003, secured by a first mortgage deed of trust on leasehold improvements and assignment of leases on certain real property
  located in Newport News, Virginia.                                                 $1,482,633       $1,692,653

Note payable to bank with interest payable at 9.25%, due in equal monthly principal installments of $15,938 plus interest through January 15, 2005,
  secured by aircraft.                                                                1,099,688        1,290,938

Note payable to bank with interest payable at 8.22%, due in equal monthly installments of principal and interest of $13,602
  through February 2002, secured by certain property and equipment.                     411,312              -

Note payable to bank with interest payable at 7% through December 8, 1999, and at the five-year U.S. Treasury Bill rate plus 2.10% through December 8, 2001, due in monthly installments of principal and interest of approximately $15,333
  through December 8, 2001, secured by inventory.                                       312,935          547,202

Note payable to bank with interest payable at 8.9%, due in equal monthly installments of principal and interest of $376 maturing on March 1, 2003,
  secured by a vehicle.                                                                  14,643           17,808

Note payable to finance company with interest payable at 8%, due in equal monthly installments of principal and interest of $7,800 through August 30,
  1999, and a final payment of principal and unpaid interest of approximately
  $17,768 due September 30, 1999, secured by certain property and equipment.
  Loan was paid off in August 1998, with additional financing.                              -            133,868
                                                                                     ----------       ----------
                                                                                      3,321,211        3,682,469
  Current maturities                                                                    750,950          652,238
                                                                                     ----------       ----------

  Long-term debt, net                                                                $2,570,261       $3,030,231
                                                                                     ----------       ----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 5 - Long-Term Debt (continued) -

At April 30, 1999, aggregate principal payments due for long-term debt for the next five fiscal years and thereafter were as follows:

             2000                                         $  750,950
             2001                                            750,303
             2002                                            667,333
             2003                                            591,304
             2004                                            396,351
             Thereafter                                      164,970
                                                          ----------
                                                          $3,321,211
                                                          ----------

Note 6 - Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The sources of temporary differences and their effect on net deferred tax asset are as follows:

                                                           April 30,
                                                -------------------------------
                                                   1999                 1998
                                                ----------           ----------
     Deferred revenue                           $  276,000           $  638,000
     Engine reserve                                197,000              308,000
     Allowance for bad debts                        26,000               75,000
     Vacation expense                               67,000               46,000
     Installment sale                                  -                 27,000
     Net operating loss carryforwards            3,163,000            2,991,000
     Basis difference of property and equipment   (232,000)            (262,000)
                                                ----------           ----------
     Net deferred tax asset                      3,497,000            3,823,000
     Valuation allowance                        (3,497,000)          (3,823,000)
                                                ----------           ----------
                                                $      -             $      -
                                                ----------           ----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 6 - Income Taxes (continued) - The provision for income taxes differs from the amount determined by applying federal statutory tax rates to pre-tax income as a result of the utilization of net operating loss carryforwards. Income tax expense is comprised of federal alternative minimum tax and state taxes in the prior year.

The Company has not recorded a valuation allowance for the deferred tax asset due to the uncertainty of it's realization, due in part, to the short term nature of the Company's major contracts.

As of April 30, 1999, the cumulative net operating loss available for federal income tax purposes was approximately $8,325,000, which will expire primarily during years ended 2006 - 2011 and 2019, subject to certain limitations due to reorganization, if not previously utilized.

Note 7 - Operating Lease Commitments - The Company leases various aircraft and engines under operating leases for use on government contracts. Total lease expense for these aircraft was $7,272,029 and $6,306,363 for the years ended April 30, 1999 and 1998, respectively. Such lease expenses included approximately $4,160,000 and $3,485,000 for the years ended April 30, 1999 and 1998, respectively, for contingent rentals based on hours flown.

The Company leases various office facilities and airport property under lease arrangements with terms expiring through May 2004. Other operating leases are for office machines and aircraft maintenance equipment. The lease expense for these operating leases was $369,000 and $343,000 for the years ended April 30, 1999 and 1998, respectively. Such lease expenses included approximately $102,000 and $94,000 for the years ended April 30, 1999 and 1998, respectively, for contingent rentals based on revenue.

At April 30, 1999, future minimum lease payments on operating leases for each of the next five fiscal years were as follows:

            2000                                         $2,142,000
            2001                                            722,000
            2002                                            316,000
            2003                                            112,000
            2004                                             86,000
                                                         ----------
                                                         $3,378,000
                                                         ----------

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

Pursuant to the Plan, a total of 1,000,000 shares of new common stock were authorized and 998,976 shares were issued. The 9,899,713 shares of common stock previously outstanding were retired. Of the new shares of common stock issued, 51,000 shares are being held by the Company to satisfy the remaining claims of the unsecured creditors. The Company anticipates that a final distribution of the remaining shares based on the final valuation of all general unsecured claims will be completed by April 30, 2000.

Priority tax claims, which arose from the plan, are being paid over a period of six years together with interest thereon. Unpaid claims amounted to approximately $82,600 and $154,000 at April 30, 1999 and 1998, respectively, and are included in accrued expenses and other liabilities.

Note 9 - Employee Benefit Plans - The Company sponsors a defined contribution pension plan covering all eligible employees. Employees become eligible to participate upon completing one year of service in a job classification not subject to a collective bargaining agreement. One year of service is defined as any consecutive 12 month period in which the employee works 1,000 hours. Participants may elect to have 1% to 15% of their compensation contributed to the Plan, up to the maximum allowed by law. Contributions to the Plan are matched by the Company at the rate of 50% of the first 6% of employees' contributions. All employee contributions, rollover contributions, and earnings thereon are 100% vested. Company contributions vest at a rate of 20% per year. The participant may designate his contribution and employer matching contributions to be invested in any combination of seven money market, stock or bond funds maintained by the Trustee. After a participant dies or retires, the participant or his beneficiary is entitled to receive the entire vested balance of his account.

The Company reserves the right to amend or terminate the Plan at any time. If the Plan is terminated, each participant is then vested with the amount in their account. The Company contributed $59,103 and $45,785 to the plan for the years ended April 30, 1999 and 1998, respectively.

Note 10 - Transactions With Major Customer - Revenues from all U.S. government contracts included in Flight operations are as follows:

                                                                   Percent
                                                    Amount      Total Revenue
                                                 -----------    -------------
     Fiscal year ended April 30, 1999            $19,444,000         77%
     Fiscal year ended April 30, 1998            $17,174,000         78%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 11 - Related Parties - The Company has entered into lease agreements with Maritime Sales and Leasing ("MSL") for certain aircraft which require future minimum lease payments of approximately $1.4 million through October, 1999. David Sandlin, President and CEO of the Company, is also an officer of MSL.

During 1996, the Company entered into a lease with the Aviation Company. David Sandlin has an ownership interest in the Aviation Company. The single aircraft lease calls for payments of $500 per hour flown. Approximately $67,000 and $24,000 of lease expense was incurred for the years ended April 30, 1999 and 1998, respectively.

On April 15, 1996, the Company sold three planes to MSL for $2.9 million. The Company leased the planes back from MSL for a three year period. Proceeds from the sale were distributed as follows: $1.85 million to payoff bank debt; $106,000 to MSL for lease deposits; and the remainder to the Company. The Company realized a $218,000 gain related to the sale/leaseback which was deferred over the lease term, and a $313,793 extraordinary gain related to the early extinguishment of related bank debt. The remainder of the deferred gain was recognized during the year ended April 30, 1999.

Total rent expense on all related party leases were approximately as follows:

     Fiscal year ended April 30, 1999                           $3,085,000
     Fiscal year ended April 30, 1998                           $2,696,000

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 13 - Stockholders' Equity - In August 1998, the Company implemented a stock option plan to provide incentive to employees, directors, and consultants. The initial term of the plan is 10 years and a total of 500,000 shares are available for grant. Under the new plan, 38,000 options previously issued to an officer of the Company at an exercise price of $2.00 were replaced by 45,000 options at $3.12. The following table summarizes all option activity:

Year Ended April 30,                             1999                                         1998
-------------------------------------------------------------------------------------------------------------------
                                                          Weighted-                                    Weighted-
                                                           average                                      average
                                                          exercise                                     exercise
                                        Shares              price                   Shares               price
-------------------------------------------------------------------------------------------------------------------

Options outstanding at
  beginning of year                      38,000             $2.00                       -               $  -
Options granted                          74,650              3.07                    38,000               2.00
Options exercised                           -                 -                         -                  -
Options forfeited (cancelled)           (38,000)             2.00                       -                  -
-------------------------------------------------------------------------------------------------------------------

Options outstanding at
  end of year                            74,650             $3.07                    38,000              $2.00
-------------------------------------------------------------------------------------------------------------------

As of April 30, 1999, 54,883 options are vested and exercisable at a weighted average price per share of $3.10. The weighted average remaining life of options outstanding is approximately eight years. The Company applies APB Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. The weighted average fair value of options granted during the year ended April 30, 1999 is $1.68. Proforma net income and basic earnings per share under the provisions of SFAS 123 for the effect of options granted and outstanding for the year ended April 30, 1999 are $715,575 and $.71, respectively. For the purposes of computing the proforma amounts, the fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, 45% expected volatility, risk-free interest rate of 5.09% and expected life of eight years.

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC
                                   ACCOUNTANTS

To the Board of Directors and Stockholders of The Flight International Group, Inc.

We have audited the accompanying consolidated balance sheets of The Flight International Group, Inc. and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Flight International Group, Inc. and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Richmond, Virginia                                  BDO Seidman, LLP
July 7, 1999

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

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

         The current officers and directors will serve for terms of one year or until their respective successors are elected and qualified. The current officers and directors are:

Name                                       Age  Date of Election       Position
----                                       ---  ----------------       --------
David E. Sandlin                           55   March 30, 1994         Chairman, President,
                                                                         Director

Wayne M. Richmon                           42   February 13, 1995      Executive Vice President,
                                                                         Treasurer, Chief Financial
                                                                         Officer, Director

David R. Sharp                             59   October 1, 1996        Vice President, Chief
                                                                         Operating Officer

Ann P. Campbell                            60   April 13, 1993         Secretary

C. Lofton Fouts, Jr.                       67   February 13, 1995      Director

John R. Bone                               48   February 13, 1995      Director

Vice Admiral Richard M. Dunleavy (Ret.)    66   May 24, 1995           Director

         The Plan requires that the Company's Board of Directors remain at six
(6) members until changed by vote of shareholders. The members of the Board of Directors need not be shareholders of the Company. Further, the Plan requires that three members of the Board of Directors may be, but are not required to be, officers, employees, consultants or independent contractors engaged, employed or retained by the Company or its subsidiaries and/or affiliates. Messrs. Sandlin, Richmon and Bone represent these three directors. The remaining three directors shall consist of individuals who are not directly or indirectly engaged, employed or retained by the Company or its subsidiaries and/or affiliates. Messrs. Fouts and Dunleavy represent two of these three directors. James N. Lingan was the third of these "independent" directors until his death in March of 1998. The Board of Directors has attempted to seek a replacement for Mr. Lingan.

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

Compliance With Section 16(a) of the Exchange Act

         The Company believes that all required Forms 3 and 4 were furnished to the Registrant during the fiscal year ended April 30, 1999.

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

         2. During the quarter ended April 30, 1999, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 1999                    THE FLIGHT INTERNATIONAL GROUP, INC.


                                           By:  /s/ David E. Sandlin
                                                -------------------------------
                                                David E. Sandlin
                                                Principal Executive Officer


                                           By:  /s/ Wayne M. Richmon
                                                -------------------------------
                                                Wayne M. Richmon
                                                Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                    Date
---------                                -----                    ----

/s/ David E. Sandlin                     Director and             July 29, 1999
-------------------------------          Principal Executive
David E. Sandlin                         Officer


/s/ Wayne M. Richmon                     Director and             July 29, 1999
-------------------------------          Principal Financial
Wayne M. Richmon                         Officer


/s/ C. Lofton Fouts, Jr.                 Director                 July 29, 1999
-------------------------------
C. Lofton Fouts, Jr.


/s/ John R. Bone                         Director                 July 29, 1999
-------------------------------
John R. Bone


/s/ Vice Admiral
Richard M. Dunleavy (Ret.)              Director                  July 29, 1999
-------------------------------
Vice Admiral
Richard M. Dunleavy (Ret.)

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

  10(s) Option Agreement between David E. Sandlin and the Company dated March 9, 1998 (incorporated by reference to the Company's Report on Form 10-KSB for the year ended April 30,
                  1998).

  22 Subsidiaries of the Company (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30, 1995).

  27              Financial Data Schedule.