Form 10QSB
period 1999-07-31
FLIGHT INTERNATIONAL GROUP INC
filed 1999-09-15
CIK 732775

         U.S. Securities and Exchange Commission, Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to_______

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: AS OF SEPTEMBER 10, 1999, THERE WERE 1,013,976 SHARES OF THE ISSUER'S NEW COMMON STOCK, PAR VALUE $.01 PER SHARE, ISSUED AND OUTSTANDING.

Transitional Small Business Disclosure Format [check one]: Yes[ ]  No [X] U.S.

                                     PART 1
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

     The Flight International Group, Inc. (the "Company") files herewith unaudited condensed consolidated balance sheets of the Company and its subsidiaries as of July 31, 1999 (unaudited) and April 30, 1999 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three months ended July 31, 1999 and 1998, and unaudited condensed consolidated statements of cash flows for the three months ended July 31, 1999 and 1998, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim period presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended April 30, 1999.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS


                                     July 31, 1999       April 30, 1999
                                      (Unaudited)
                                     -------------       --------------

CURRENT ASSETS
  Cash                                $    135,147          $    79,292
  Accounts Receivable, net               5,073,473            3,517,018
  Inventories                            2,810,506            2,886,665
  Prepaid expenses and other               296,884              138,286
  Deposits                                 599,265              681,799
                                     -------------       --------------

Total current assets                     8,915,275            7,303,060

PROPERTY AND EQUIPMENT, NET              4,484,920            4,600,619

OTHER ASSETS                                11,187               11,703
                                     -------------       --------------


                                      $ 13,411,382         $ 11,915,382
                                     =============       ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            July 31, 1999         April 30, 1999
                                                             (Unaudited)
                                                           ---------------        --------------

CURRENT LIABILITIES
  Accounts payable                                           $  1,360,784          $    555,609
  Deferred revenue                                                332,302               727,586
  Accrued fuel expense                                          1,066,010               923,715
  Accrued expenses and other liabilities                        2,145,236             1,644,703
  Note payable                                                  1,591,536             1,080,505
  Long-term debt due currently                                    764,864               750,950
  Income tax payable                                                    0                     0
                                                          ---------------        --------------

Total current liabilities                                       7,260,732             5,683,068

DEFERRED REVENUE                                                        0                     0
ACCRUED ENGINE RESERVES                                           537,109               448,469
LONG-TERM DEBT, LESS CURRENT MATURITIES                         2,374,820             2,570,261
                                                          ---------------        --------------

Total liabilities                                              10,172,661             8,701,798
                                                          ---------------        --------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 shares
      authorized,  1,013,976 issued and outstanding                10,140                10,140
  Additional paid in capital                                    1,007,617             1,007,617
  Treasury stock
  Retained Earnings                                             2,220,964             2,195,827
                                                          ---------------        --------------

Total stockholders' equity                                      3,238,721             3,213,584


                                                             $ 13,411,382          $ 11,915,382
                                                          ===============        ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                               For the Three Months Ended
                                            July 31, 1999     July 31, 1998
                                          ---------------------------------

REVENUES                                      $ 6,877,552       $ 6,182,499

OPERATING COSTS AND EXPENSES
  Costs of services                             5,941,294         5,305,389
  Gain on disposal of assets                            0           (18,167)
  Depreciation and amortization                   179,662           141,827
  General, corporate and administrative           655,233           622,349
                                          ---------------------------------

Total operating costs and expenses              6,776,189         6,051,398

INCOME (LOSS) BEFORE OTHER                        101,363           131,101
    EXPENSES

OTHER EXPENSES
  Interest expense                                 76,226            81,231
                                          ---------------------------------

Total other expenses                               76,226            81,231

INCOME BEFORE TAXES                                25,137            49,870

Income tax expense                                      0                 0
                                          ---------------------------------


NET INCOME (LOSS)                             $    25,137       $    49,870
                                          =================================


NET INCOME (LOSS) PER COMMON
    SHARE - BASIC                             $      0.02       $      0.05
                                          =================================


WEIGHTED AVERAGE NUMBER OF SHARES               1,013,976         1,013,976
                                          =================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

THE FLIGHT INTERNATIONAL GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Three Months Ended
                                                  July 31, 1999   July 31, 1998
                                                  -----------------------------

OPERATING ACTIVITIES
  Net income                                          $ 25,137      $ 49,870
  Adjustments to reconcile net income
   to net cash provided (absorbed) by operating
   activities
    Depreciation and amortization                      179,662       141,827
    Engine reserve                                      88,640        18,231
    Gain on sale of assets                                   0       (18,167)
    Net cash provided (absorbed) by
      Accounts receivable                           (1,556,455)    1,238,204
      Inventories                                       76,159      (219,241)
      Prepaid expenses and other assets                (76,064)     (212,254)
      Accounts payable                                 805,175       (90,516)
      Accrued expenses and other liabilities           642,828       161,488
      Deferred revenue                                (395,284)      (51,466)
       Income taxes payable                                  0       (11,412)
                                                   --------------------------

Net cash absorbed by operating activities             (210,202)    1,006,564

INVESTING ACTIVITIES
  Purchase of property and equipment                   (63,963)     (418,527)
  Net (increase) decrease in other assets                  516       (16,902)
                                                   --------------------------

Net cash absorbed by investing activities              (63,447)     (435,429)

FINANCING ACTIVITIES
  Proceeds from credit line, net                       511,031      (451,097)
  Repayment of long-term debt                         (181,527)     (140,108)
                                                   --------------------------

Net cash provided by financing activities              329,504      (591,205)

NET (DECREASE) INCREASE IN CASH AND                     55,855       (20,070)
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          79,292       104,008

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 135,147      $ 83,938
                                                   ==========================


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

2.       NOTES PAYABLE

     During the year ended April 30, 1998, the Company entered into a $2,000,000 asset based borrowing agreement with a bank in Newport News, Virginia. Under the terms of the Agreement, the Company may obtain advances up to 85% of amounts billed by the Company on government contracts. The Company must pay interest at prime plus .50% on outstanding advances. Under the Agreement, the Company must maintain certain net worth ratios. The Company was in compliance with these ratios at July 31, 1999. As of July 31, 1999, $1,591,536 was outstanding.

3.       INCOME TAXES

     The provision for income taxes differs from the amount determined by applying federal statutory tax rates to pre-tax income as a result of the utilization of net operating loss carry forwards. Income tax expense is comprised of federal alternative minimum tax and state taxes.

     As of April 30, 1999, the cumulative net operating loss available for federal income tax purposes was $8,325,000, which will expire primarily in the 2006-2011 and 2019 period, subject to certain limitations due to reorganization, if not previously utilized.

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

CAS-MOS CONTRACT

     In August 1996, the Company was awarded a major contract. The Commercial Air Services-Military Operations Support (CAS-MOS) Contract is a derivative of the original government contract won by the Company in 1980 and operated until September 1993. The new contract began on October 1, 1996 and has completed two base years and is currently in its second option year, with two additional option years remaining. Annual revenues from this contract have been $15.2 million and $13.9 million for the fiscal year ended April 30, 1999 and 1998, respectively. This contract currently constitutes a substantial portion of the Company's revenues.

RESULTS OF OPERATIONS

REVENUES

     Total revenues for the three months ended July 31, 1999 and 1998 were $6,877,552 and $6,182,499, respectively. Total revenue for the quarter increased 11.2% over the prior year, with Flight Operations leading the way with an increase of 18% to $6,094,000. This increase was principally due to a 10% increase in CAS-MOS operations and a 30% increase in Alaska operations. Revenues declined 13% at the Newport News FBO, due to weak fuel sales. Maintenance operations declined 38% due to an increase in work on fleet aircraft, while work on customer aircraft declined.

COST OF SERVICES

     Cost of services for the three months ended July 31, 1999 and 1998 were $5,941,296 and $5,305,389, respectively. The 12% increase is due to an increase in aircraft operating costs in the current quarter. The operations in Alaska also contributed substantially to the cost increase.

     The overall gross margin remained constant at 14%.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization for the three months ended July 31, 1999 and 1998 were $178,662 and $141,827, respectively. The 27% increase is due to equipment purchases and aircraft modifications completed in the fourth quarter of fiscal year 1999.

GENERAL CORPORATE AND ADMINISTRATIVE

     General corporate and administrative expenses for the three months ended July 31, 1999 and 1998 were $655,233 and $622,349, respectively. The 5% increase is a result of certain executive and marketing expenses incurred to secure expanded business opportunities.

INTEREST

     Interest expense for the three months ended July 31, 1999 and 1998 was $76,226 and $81,231, respectively. The 7% reduction in interest expenses is due to a decrease in long term debt.

NET INCOME

     As a result of the foregoing, the Company's net income for the three months ended July 31, 1999 was $25,137, or $.02 per share of the Company's common stock, compared with to $48,870, or $.05 per share for the three months ended July 31, 1998. The weighted average number of shares used in computing per share earnings for the three months ended July 31, 1999 and 1998 was $1,013,976.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through cash flow from operations and bank indebtedness. The Companys operating activities used cash of $210,202 for the three months ended July 31, 1999, while providing $1,006,564 in the comparable prior year period. An increase in accounts receivable of $1,556,000 absorbed cash during the quarter, which was due to the timing of the billing cycle on the CAS-MOS Contract. This was offset by an increase in accounts payable and borrowings under the Company's line of credit.

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

YEAR 2000 PLANNING AND PREPARATION

     The Company continues to evaluate and prepare for the potential impact of the "Year 2000" problem on its systems and operations. The Company's Year 2000 evaluation and remediation plan is dual faceted focusing both on information technology ("IT") systems as well as imbedded, non-IT systems that are integral to specific operating and support functions. The Company's Year 2000 efforts began in 1996 with IT systems with long lead time dates. Remediation of the Company's IT systems is expected to be substantially complete by October 1999. While the total cost of the new IT systems will be substantial ($400,000 based on current estimates) the vast majority of the new system costs will go towards enhancing and upgrading existing capability, not the specific

Year 2000 issue. The actual costs of the Year 2000 reparations is not expected to be material on future earnings. Non-IT systems are being evaluated and corrected or replaced as identified. The costs of ensuring compliance in non-IT systems is not anticipated to have a material impact on earnings. All non-compliant non-IT systems are expected to be replaced or corrected by December 1999. Notwithstanding this, the Year 2000 readiness of the Company's suppliers and customers (including the DOD) may vary, and the Company cannot determine whether or to what extent the Company may be affected thereby.


                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS. Not applicable.

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


Dated: September 11, 1999                   THE FLIGHT INTERNATIONAL GROUP, INC.

                                                       By:/s/ David E. Sandlin
                                                              ----------------
                                                              David E. Sandlin
                                                   Principal Executive Officer

                                                       By:/s/ Wayne M. Richmon
                                                              ----------------
                                                              Wayne M. Richmon
                                                   Principal Financial Officer