Form 10QSB
period 1999-10-31
FLIGHT INTERNATIONAL GROUP INC
filed 1999-12-15
CIK 732775

U.S. Securities and Exchange Commission, Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  /X/   No  / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  / /     No  /X/


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of December 10, 1999, there were 1,013,976 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format [check one]:  Yes  / /   No  /X/

                                     PART 1
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

         The Flight International Group, Inc. (the "Company") files herewith unaudited condensed consolidated balance sheets of the Company and its subsidiaries as of October 31, 1999 (unaudited)and April 30, 1999 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three and six months ended October 31, 1999 and 1998, and unaudited condensed consolidated statements of cash flows for the three and six months ended October 31, 1999 and 1998, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim period presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended April 30, 1999.

                      THE FLIGHT INTERNATIONAL GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                    October 31, 1999          April 30, 1999
                                                      (Unaudited)
                                                    ----------------          --------------
Current Assets
  Cash                                               $        9,144           $       79,292
  Accounts Receivable, net                                6,950,873                3,517,018
  Inventories                                             3,001,901                2,886,665
  Prepaid expenses and other                                211,786                  138,286
  Deposits                                                  584,381                  681,799
                                                     --------------           --------------
Total current assets                                     10,758,085                7,303,060

Property and equipment, net                               5,457,572                4,600,619

Other assets                                              1,357,633                   11,703
                                                     --------------           --------------
                                                     $   17,573,290           $   11,915,382
                                                     ==============           ==============


   The accompanying notes are an integral part of these financial statements.

                      THE FLIGHT INTERNATIONAL GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                October 31, 1999          April 30, 1999
                                                  (Unaudited)
                                                ----------------          --------------
Current Liabilities
  Accounts payable                               $    1,617,446           $      555,609
  Deferred revenue                                            0                  727,586
  Accrued fuel expense                                1,121,430                  923,715
  Accrued expenses and other liabilities              2,547,067                1,644,703
  Note payable                                        1,629,687                1,080,505
  Long-term debt due currently                          619,675                  750,950
                                                 --------------           --------------

Total current liabilities                             7,535,305                5,683,068


Accrued engine reserves                                 597,534                  448,469
Long-term debt, less current maturities               5,504,354                2,570,261
                                                 --------------           --------------

Total liabilities                                    13,637,193                8,701,798
                                                 --------------           --------------

Stockholders' equity

  Common stock, $.01 par value, 10,000,000 shares
      authorized,  1,013,976 issued and
      outstanding                                        10,140                   10,140
  Additional paid in capital                          1,007,617                1,007,617
  Retained Earnings                                   2,918,340                2,195,827
                                                 --------------           --------------

Total stockholders' equity                            3,936,097                3,213,584


                                                 $   17,573,290           $   11,915,382
                                                 ==============           ==============


   The accompanying notes are an integral part of these financial statements.

                      THE FLIGHT INTERNATIONAL GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three Months Ended          For the Six Months Ended
                                                October 31, 1999  October 31, 1998  October 31, 1999  October 31, 1998
                                                ----------------  ----------------  ----------------  ----------------
Revenues                                         $    7,828,879    $    6,292,331     $ 14,706,431      $ 12,474,830

Operating costs and expenses
  Costs of services                                   6,217,517         5,312,010       12,158,810        10,617,397
  Gain on disposal of assets                                  0           (18,167)               0           (36,334)
  Depreciation and amortization                         180,920           149,271          360,582           291,098
  General, corporate and administrative                 611,978           515,293        1,267,211         1,137,642
                                                 --------------    --------------     ------------      ------------

Total operating costs and expenses                    7,010,415         5,958,407       13,786,603        12,009,803

Income before other                                     818,464           333,924          919,828           465,027
    expenses

Other expenses
  Interest expense                                      121,089            76,792          197,315           158,023
                                                 --------------    --------------     ------------      ------------

Total other expenses                                    121,089            76,792          197,315           158,023

Income before taxes                                     697,375           257,132          722,513           307,004

Income tax expense                                            0                 0                0                 0
                                                 --------------    --------------     ------------      ------------

Net income                                       $      697,375    $      257,132     $    722,513      $    307,004
                                                 ==============    ==============     ============      ============

Net income per common
    share - basic                                $         0.69    $         0.25     $       0.71      $       0.30
                                                 ==============    ==============     ============      ============

Weighted average number of shares                     1,013,976         1,013,976        1,013,976         1,013,976
                                                 ==============    ==============     ============      ============


   The accompanying notes are an integral part of these financial statements.

                      THE FLIGHT INTERNATIONAL GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Six Months Ended
                                                           October 31, 1999     October 31, 1998
                                                           ----------------     ----------------
Operating Activities
  Net income                                                $      722,513       $      307,004
  Adjustments to reconcile net income
   to net cash provided (absorbed) by operating
   activities
    Depreciation and amortization                                  360,582              291,098
    Engine reserve                                                 149,065             (397,036)
    Gain on sale of assets                                               0              (36,334)
    Net cash provided (absorbed) by
      Accounts receivable                                       (3,433,855)            (145,891)
      Inventories                                                 (115,236)            (193,232)
      Prepaid expenses and other assets                             23,918             (262,542)
      Accounts payable                                           1,061,837              444,063
      Accrued expenses and other liabilities                     1,100,079             (181,310)
      Deferred revenue                                            (727,586)            (126,928)
       Income taxes payable                                              0              (11,412)
                                                            --------------       --------------

Net cash absorbed by operating activities                         (858,683)            (312,520)

Investing Activities
  Purchase of property and equipment                            (1,217,535)            (576,134)
  Net (increase) decrease in other assets                       (1,345,930)             (15,504)
                                                            --------------       --------------

Net cash absorbed by investing activities                       (2,563,465)            (591,638)

Financing activities

  Proceeds from credit line, net                                   549,182              659,438
  Proceeds from long-term debt, net                              2,802,818               25,667

Net cash provided by financing activities                        3,352,000              685,105

Net (decrease) increase in cash and
  cash equivalents                                                 (70,148)            (219,053)

Cash and cash equivalents, beginning of period                      79,292              104,008

Cash and cash equivalents, end of period                    $        9,144       $     (115,045)
                                                            ==============       ==============

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

2.       NOTES PAYABLE

         During the year ended April 30, 1998, the Company entered into a $2,000,000 asset based borrowing agreement with a bank in Newport News, Virginia. Under the terms of the Agreement, the Company may obtain advances up to 85% of amounts billed by the Company on government contracts. The Company must pay interest at prime plus .50% on outstanding advances. Under the Agreement, the Company must maintain certain net worth ratios. The Company was in compliance with these ratios at October 31, 1999. As of October 31, 1999, $1,629,687 was outstanding.

3.       INCOME TAXES

         No provision has been made for federal income taxes because of substantial net operating loss carry forwards that are available to offset against current income.

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

         Flight International, Inc., a Georgia corporation ("FII"), Flight International Aviation, Inc., a Georgia corporation ("FIA"), Flight International Sales and Leasing, Inc., a Delaware corporation and Flight Alaska, Inc., a Delaware corporation, are wholly-owned subsidiaries of the Company. Flight International of Florida, Inc., a Florida corporation ("FIF") is a wholly-owned subsidiary of FII. GeoFlight, LLC is a joint venture established in October 1999 with Geophysical & Environmental Resources Corporation of Millbrook, New York. The purpose of the joint venture is to provide commercial remote sensing services, and the Limited Liability Company Agreement with respect to the joint venture is expected to be executed and delivered shortly. The venture will be 50% owned by the Company.

         In its last three fiscal years, the Company has increased its revenue, obtained two major long-term contracts (see "CAS-MOS Contract" and "CAS-MED Contract" below) and has generated positive net income for the years ended April 30, 1999, 1998 and 1997.

         Management believes that, in this three year period, it has strengthened its balance sheet, developed contracts in its core areas and, as a result, acquired more personnel and equipment, and enhanced the Company's ability to compete more effectively in its marketplaces.

CHINA LAKE CONTRACT

         The Company was granted a twelve (12) month extension of the Navy China Lake Contract, which had been due to be completed on October 1, 1999. The estimated value of the contract is approximately $4,000,000.

CAS-MED CONTRACT

         In October 1999, the Company was awarded the Commercial Air Services-Mediterranean Contract. This Contract is similar in scope to CAS-MOS, which the Company has operated since 1996. CAS-MED is a one (1) year contract with four (4) options providing a potential value of $15 million in revenues over the five years. There can be no assurance that the Company will achieve this level of revenues, or that the DOD will exercise its renewal options.

CAS-MOS CONTRACT

         In August 1996, the Company was awarded a major contract. The Commercial Air Services-Military Operations Support (CAS-MOS) Contract is a derivative of the original government contract won by the Company in 1980 and operated until September 1993. The new contract began on October 1, 1996 and has completed its base year and first option year, and is currently in its second option year, with two additional option years remaining. Annual revenues from this contract have been $15.2 million and $13.9 million for the fiscal years ended April 30, 1999 and 1998, respectively. The contract has provided $9,012,901 million in revenues in the six months ended October 31, 1999, a 20.1% increase from the same period last year. This contract currently constitutes a substantial portion of the Company's revenues.

RESULTS OF OPERATIONS

         Revenues

         Total revenues for the three months ended October 31, 1999 and 1998 were $7,828,879 and $6,292,331, respectively. Total revenue for the three months increased 24.4% from the prior year.

         Total revenues for the six months ended October 31, 1999 and 1998 were $14,706,431 and $12,474,830, respectively. Total revenue for the six months increased 17.9% from the prior year, with flight operations leading the way with an increase of 24% to $12,270,675. This increase was principally due to a 20% increase in CAS-MOS flying, the addition of the CAS-MED Contract, and a 230% increase in Alaska operations. Revenues declined 15% at the Newport News FBO, due to weak fuel sales.

         Cost of Services

         Cost of services for the three months ended October 31, 1999 and 1998 were $6,217,517 and $5,312,010, respectively. Cost of services for the three months increased by 17.0%.

         Cost of services for the six months ended October 31, 1999 and 1998 were $12,158,812 and $10,617,398, respectively. The 14.5% increase is due to the start-up of the CAS-MED and China Lake Contracts.

         The overall gross margin was 17%.

         Depreciation and Amortization

         Depreciation and amortization for the three months ended October 31, 1999 and 1998 were $180,920 and $149,271, respectively. Depreciation and amortization for three months increased by 21.2%.

         Depreciation and amortization for the six months ended October 31, 1999 and 1998 were $360,582 and $291,098, respectively. The 24% increase is due to equipment purchases and aircraft modifications completed in the first quarter of fiscal year 2000.

         General Corporate and Administrative

         General corporate and administrative expenses for the three months ended October 31, 1999 and 1998 were $611,978 and $515,293, respectively. General corporate and administrative expenses for the three months increased 18.8%.

         General corporate and administrative expenses for the six months ended October 31, 1999 and 1998 were $1,267,210 and $1,137,642, respectively. The 11%
increase is a result of certain executive and marketing expenses incurred to secure expanded business opportunities.

         Interest

         Interest expense for the three months ended October 31, 1999 and 1998 was $121,089 and $76,792, respectively. Interest expense increased 57.7% for the three months.

         Interest expense for the six months ended October 31, 1999 and 1998 was $197,315 and $158,023, respectively. The 25% increase in interest expense is due to increased long term debt associated with the purchase of aircraft to maintain current operations and for resale.

         Other Assets

         Other assets increased to $1,357,633 due to the acquisition of a Lear 35A airframe for modification/repair and resale. Additionally, the Company purchased two Jetstream 31 aircraft to support current operations.

         Net Income

         As a result of the foregoing, the Company's net income for the three months ended October 31, 1999 was $697,375 or $.69 per share of the Company's common stock, compared to $257,132 or $.25 per share for the three months ended October 31, 1998.

         The Company's net income for the six months ended October 31, 1999 was $722,513, or $.71 per share of the Company's Common Stock, compared to $307,004, or $.30 per share for the six months ended October 31, 1998. The weighted average number of shares used in computing per share earnings for the six months ended October 31, 1999 and 1998 was 1,013,976.

         Liquidity and Capital Resources

         The Company has funded its operations primarily through cash flow from operations and bank indebtedness. The Company's operating activities used cash of $858,683 for the six months ended October 31, 1999, while providing
$312,520 in the comparable prior year period. An increase in accounts receivable of $3,433,855 absorbed cash during the quarter, which was due to the timing of the billing cycle on the CAS-MOS Contract. This was offset by an increase in accounts payable and borrowings under the Company's line of credit.

         The Company entered into a line of credit with Crestar Bank ("Crestar") for all short term financing needs. The agreement provides for up to $2,000,000 in credit. The loan is a demand note which may be payable at any time upon the demand of Crestar. The Company is be obligated to pay Crestar interest at prime rate plus one-half percent of the average balance outstanding. The line is secured by the Company's accounts receivable and an assignment of the CAS-MOS Contract.

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

         Year 2000 Planning and Preparation

         The Company continues to evaluate and prepare for the potential impact of the "Year 2000" problem on its systems and operations. The Company's Year 2000 evaluation and remediation plan is dual faceted, focusing both on information technology "IT" systems as well as imbedded, non IT systems that are integral to specific operating and support functions. The Company's Year 2000 efforts began in 1996 with IT systems with long lead time dates. While the total cost of the new IT systems will be substantial ($400,000 based on current estimates) the vast majority of the new system costs will go towards enhancing and upgrading existing capability, not the specific Year 2000 issue. The actual costs of the Year 2000 reparations is not expected to be material on future earnings. Non IT systems are being evaluated and corrected or replaced as identified. The costs of ensuring compliance in non IT systems is not anticipated to have a material impact on earnings. All non compliant non IT systems are expected to be replaced or corrected by December, 1999. Notwithstanding this, the Year 2000 readiness of the Company's suppliers and customers (including the DOD) may vary, and the Company cannot determine whether or to what extent the Company may be affected thereby.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. The Company is not party to any material legal proceeding or litigation.

Item 2.         Changes in Securities.  None

Item 3.         Defaults Upon Senior Securities.  None

Item 4.         Submission of Matters to a Vote of Security Holders.  None

Item 5.         Other Information.  None

Item 6.         (a) Exhibits

                Exhibit Number and Description

                10.1 Current pricing information with respect to CAS-MOS Contract

                27.1  Financial Data Schedule

                (b)  Reports on Form 8-K.  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 1999                   THE FLIGHT INTERNATIONAL GROUP, INC.

                                           By: /s/ David E. Sandlin
                                               David E. Sandlin
                                               Principal Executive Officer

                                           By: /s/ B. Scott Terry
                                               B. Scott Terry
                                               Principal Financial Officer