Form 10QSB
period 2000-01-31
FLIGHT INTERNATIONAL GROUP INC
filed 2000-03-16
CIK 732775

U.S. Securities and Exchange Commission, Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended January 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         Commission file number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                        Georgia                      58-1476225
           ---------------------------------     -------------------
           (State or other jurisdiction           (I.R.S. Employer
           of incorporation or organization)     Identification No.)

         One Lear Drive Newport News/Williamsburg International Airport,
                             Newport News, VA 23602
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (757) 886-5500
                           -------------------------
                           Issuer's telephone number

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X No ____.

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of March 10, 2000, there were 1,115,374 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

Transitional Small Business Disclosure Format [check one]: Yes       No X
                                                               ----    ----

                                     PART 1
                             FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

         The Flight International Group, Inc. (the "Company") files herewith condensed consolidated balance sheets of the Company and its subsidiaries as of January 31, 2000 (unaudited) and April 30, 1999 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations for the three months and nine months ended January 31, 2000 and 1999, and unaudited condensed consolidated statements of cash flows for the nine months ended January 31, 2000 and 1999, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. Operating results for any quarter are not necessarily indicative of results for any future period. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended April 30, 1999.

The Flight International Group, Inc.
Condensed Consolidated Balance Sheets
Assets

                                         January 31, 2000        April 30, 1999
                                            (Unaudited)
                                         ----------------        --------------
Current Assets
  Cash                                        $ 1,076,642           $    79,292
  Accounts Receivable, net                      5,173,190             3,517,018
  Inventories                                   3,461,544             2,886,665
  Prepaid expenses and other                      211,200               138,286
  Deposits                                        562,021               681,799
                                              -----------           -----------
Total current assets                           10,484,597             7,303,060

Property and equipment, net                     4,756,829             4,600,619
Other assets                                    1,718,450                11,703
                                              -----------           -----------
                                              $16,959,876           $11,915,382
                                              ===========           ===========


   The accompanying notes are an integral part of these financial statements.

The Flight International Group, Inc.
Condensed Consolidated Balance Sheets
Liabilities and Stockholders' Equity


                                                January 31, 2000          April 30, 1999
                                                  (Unaudited)
                                                ----------------          --------------
Current Liabilities
  Accounts payable                                  $ 2,065,682              $   555,609
  Deferred revenue                                            0                  727,586
  Accrued fuel expense                                1,055,735                  923,715
  Accrued expenses and other liabilities              1,459,860                1,644,703
  Note payable                                        1,520,806                1,080,505
  Long-term debt due currently                          634,323                  750,950
                                                    -----------              -----------
Total current liabilities                             6,736,406                5,683,068

Accrued engine reserves                                 627,866                  448,469
Long-term debt, less current maturities               5,894,521                2,570,261
                                                    -----------              -----------
Total liabilities                                    13,258,794                8,701,798
                                                    -----------              -----------
Stockholders' equity
  Common stock, $.01 par value, 10,000,000 shares
      authorized,  1,013,976 issued and outstanding      10,140                   10,140
  Additional paid in capital                          1,007,617                1,007,617
  Retained Earnings                                   2,683,326                2,195,827
                                                    -----------              -----------
Total stockholders' equity                            3,701,083                3,213,584

                                                    $16,959,877              $11,915,382
                                                    ===========              ===========

The accompanying notes are an integral part of these financial statements.

The Flight International Group, Inc.
Unaudited Condensed Consolidated Statements of Operations



                                          For the Three Months Ended          For the Nine Months Ended
                                      January 31, 2000  January 31, 1999  January 31, 2000  January 31, 1999
                                      ----------------------------------  ----------------------------------
Revenues                                   $6,252,614        $5,858,976     $20,959,045     $18,333,806

Operating costs and expenses
  Costs of services                         5,784,223         4,664,725      17,943,033      15,282,123
  Gain on disposal of assets                 (916,962)          (18,167)       (916,962)        (54,502)
  Depreciation and amortization               185,996           153,260         546,578         444,358
  General, corporate and administrative     1,271,844           523,516       2,539,055       1,661,158
                                           ----------        ----------     -----------     -----------
Total operating costs and expenses          6,325,101         5,323,334      20,111,704      17,333,137

Income (Loss) before other expenses           (72,487)          535,642         847,341       1,000,669
    expenses

Other expenses
  Interest income                              (8,012)                0          (8,012)              0
  Interest expense                            170,539            92,317         367,854         250,340
                                           ----------        ----------     -----------     -----------
Total other expenses                          162,527            92,317         359,842         250,340

Income (loss) before taxes                   (235,014)          443,325         487,499         750,329

Income tax expense                                  0             9,700               0           9,700
                                           ----------        ----------     -----------     -----------
Net income (loss)                          $ (235,014)       $  433,625     $   487,499     $   740,629
                                           ==========        ==========     ===========     ===========
Net income (loss) per common               $    (0.23)       $     0.43     $      0.48     $      0.73
    share - basic                          ==========        ==========     ===========     ===========
Weighted average number of shares           1,013,976         1,013,976       1,013,976       1,013,976
                                           ==========        ==========     ===========     ===========

The accompanying notes are an integral part of these financial statements.

The Flight International Group, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows


                                                                For the Nine Months Ended
                                                           January 31, 2000     January 31, 1999
                                                           -------------------------------------
Operating Activities
  Net income                                                   $   487,499            $ 740,629
  Adjustments to reconcile net income
   to net cash provided (absorbed) by operating
   activities
    Depreciation and amortization                                  546,578              444,358
    Engine reserve                                                 179,397             (397,036)
    Gain on sale of assets                                        (916,962)             (36,334)
    Net cash provided (absorbed) by
      Accounts receivable                                       (1,656,172)            (145,891)
      Inventories                                                 (574,879)            (193,232)
      Prepaid expenses and other assets                             46,864             (262,542)
      Accounts payable                                           1,510,073              444,063
      Accrued expenses and other liabilities                       864,139             (181,310)
      Deferred revenue                                            (727,586)            (126,928)
       Income taxes payable                                              0              (11,412)
                                                               --------------------------------
Net cash (absorbed) provided by operating activities              (241,050)             274,365

Investing Activities
  Purchase of property and equipment                              (702,788)            (576,134)
  Net (increase) decrease in other assets                       (1,706,747)             (15,504)
                                                               --------------------------------
Net cash absorbed by investing activities                       (2,409,535)            (591,638)

Financing activities
  Proceeds from credit line, net                                   440,301              659,438
  Proceeds from long-term debt, net                              3,207,635               25,667
                                                               --------------------------------
Net cash provided by financing activities                        3,647,936              685,105

Net increase in cash and
  cash equivalents                                                 997,351              367,832

Cash and cash equivalents, beginning of period                      79,292              104,008

Cash and cash equivalents, end of period                       $ 1,076,643            $ 471,840
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

2.      Notes Payable

         The Company has a $2,000,000 asset based borrowing agreement with a bank in Newport News, Virginia. Under the terms of the Agreement, the Company may obtain advances up to 85% of amounts billed by the Company on government contracts. The Company must pay interest at prime plus .50% on outstanding advances. Under the Agreement, the Company must maintain certain net worth ratios. The Company was in compliance with these ratios at January 31, 2000. As of January 31, 2000, $1,520,806 was outstanding.

3.      Income Taxes

         No provision has been made for federal income taxes because of the substantial net operating loss carry forwards that are available to offset against current income.

4.    Long Term Debt

         As of January 31, 2000, long term debt was $5,894,521. This consists primarily of aircraft and engine debt on assets used on the CAS-MOS contract. Lenders are Wachovia Bank and Synovis Financial Group. Additionally, the remaining debt associated with leasehold improvements at the Newport News airport was $1,300,000 which is included in the above total. The Company is confident that terms associated with the debt are reasonable and consistent.

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

         Flight International, Inc., a Georgia corporation ("FII"), Flight International Aviation, Inc., a Georgia corporation ("FIA"), and Flight International Sales and Leasing, Inc., a Delaware corporation, Flight Alaska, Inc., a Delaware corporation, and Flight International Services, Inc., a Delaware corporation ("FISI") are wholly-owned subsidiaries of the Company. Flight International of Florida, Inc., a Florida corporation ("FIF") is a wholly-owned subsidiary of FII. GeoFlight, LLC is a joint venture established in October 1999 with Geophysical & Environmental Resources Corporation, of Millbrook, New York. The purpose of the joint venture is to provide commercial remote sensing services. The Limited Liability Company Agreement with respect to the joint venture is expected to be executed and delivered shortly. The venture is 50% owned by the Company.

         In its last three fiscal years, the Company has increased its revenue, obtained two major long-term contracts (see "CAS-MOS and CAS-MED Contracts" below) and has generated positive net income for the years ended April 30, 1999, 1998 and 1997.

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

         CAS-MED Contract

         In October 1999, the Company was awarded the Commercial Air Services-Mediterranean Contract. This Contract is similar in scope to CAS-MOS, which the Company has operated since 1996. CAS-MED is a one (1) year contract with four (4) options providing a potential value of $15 million over the five years. There can be no assurance that the Company will achieve this level of revenues, or that the DOD will exercise its renewal options.

         CAS-MOS Contract

         In August 1996, the Company was awarded a major contract. The Commercial Air Services-Military Operations Support (CAS-MOS) Contract is a derivative of the original government contract won by the Company in 1980 and operated until September 1993. The new contract began on October 1, 1996 and has completed its second option year, with two additional option years remaining. Annual revenues from this contract have been $15.2 million and $13.9 million for the fiscal years ended April 30, 1999 and 1998, respectively. The contract has provided $13,680,142 million in revenues in the nine months ended January 31, 2000, a 20.0% increase from the same period last year. This contract currently constitutes a substantial portion of the Company"s revenues.

         Yute Air

         In December 1999, the Company entered into an Agreement with the Bankruptcy Court in the State of Alaska to manage the operations of Yute Air Alaska, Inc. ("Yute"). The Company will maintain operations of Yute until an Asset Purchase Agreement can be negotiated, which is expected in the near future.

         Flight Systems, Inc.

         Effective February 29, 2000, the Company completed, through FISI, the acquisition of the assets and certain liabilities of Flight Systems, Inc., in Myrtle Beach, South Carolina. The acquisition represents the Company's desire to expand its services into the commercial aircraft maintenance and modification business. Total consideration for the transaction consisted of $150,000 cash and 101,398 shares of New Common Stock of the Company, representing approximately 9% of the currently outstanding shares of New Common Stock. The Company is hopeful that taking over these operations will add materially to its revenue base.

Results of Operations

         Revenue

         Total revenues for the three months ended January 31, 2000 and 1999 were $6,258,614 and $5,858,976, respectively. Total revenue for the three months increased 6.7% from the prior year.

         Total revenues for the nine months ended January 31, 2000 and 1999 were $20,959,045 and $18,333,806, respectively. Total revenue for the nine months was increased 14.3% from the prior year, with flight operations increasing to $18,242,089. This increase was principally due to an increase in CAS-MOS flying, the addition of the CAS-MED Contract, and an increase in Alaska operations.

         Costs of Services

         Costs of services for the three months ended January 31, 2000 and 1999 were $5,784,223 and $4,664,725, respectively. Cost of services for the three months increased by 24.0%. Cost of services for the nine months ended January 31, 2000 and 1999 were $17,943,033 and $15,282,123, respectively. The 17.4%
increase is due to the start-up of the CAS-MED and China Lake Contracts.

         The overall gross margin was 14% representing a 3% decrease from the previous year. This decrease is due to the rising cost of fuel and the start up of the CAS-MED contract.

         Depreciation and Amortization

         Depreciation and amortization for the three months ended January 31, 2000 and 1999 were $185,996 and $153,260, respectively. Depreciation and amortization for the three months increased by 21.4%.

         Depreciation and amortization for the nine months ended January 31, 2000 and 1999 were $546,578 and $444,358, respectively. The 23.0% increase is due to equipment purchases and aircraft modifications completed in the first and second quarters of FY 2000.

         General Corporate and Administrative

         General corporate and administrative expenses for the three months ended January 31, 2000 and 1999 were $1,271,844 and $523,516, respectively. General corporate and administrative expenses for the three months increased 142.9%.

         General corporate and administrative expenses for the nine months ended January 31, 2000 and 1999 were $2,539,055 and $1,661,158, respectively. The
52.8% increase is a result of certain executive and marketing expenses incurred to secure expanded business opportunities. Additionally, expenditures associated with merger and acquisition activities rose sharply due to costs attributable to the acquisition of Yute Air Alaska, Flight Systems, Inc. and the proposed acquisition of 100,000 square feet of aircraft maintenance and modification facilities in Peachtree City, Georgia. These costs include accounting, legal, and investment banking expenses associated with performing due diligence functions.

         Interest

         Interest expense for the three months ended January 31, 2000 and 1999 was $170,539 and $92,317, respectively. Interest expense increased 84.7% for the three months.

         Interest expense for the nine months ended January 31, 2000 and 1999 was $367,854 and $250,340, respectively. The 46.9% increase in interest expense is due to increased long term debt associated with the purchase of aircraft to maintain current operations and for resale.

         Other Assets

         Other assets increased to $1,718,451 due to the acquisition of a Lear 35A airframe for modification/repair and resale. Additionally, the Company purchased two Jetstream 31 aircraft to support current operations.

         Cash

         Cash increased as a result of proceeds from the sale/leaseback of a Lear 36A to Maritime Sales and Leasing Co, Inc. These proceeds are dedicated to costs associated with expansion of the Company"s business in aircraft maintenance and modifications.

         Net Income

         As a result of the foregoing, the Company's net loss for the three months ended January 31, 2000 was $235,014, or $.23 per share of the Company's common stock, compared to net income of $433,625, or $.43 per share for the three months ended January 31, 2000.

         The Company"s net income for the nine months ended January 31, 2000 was $487,499, or $.48 per share of the Company"s common stock, compared to $740,629, or $.73 per share for the nine months ended January 31, 2000. Net income declined due to the seasonality of the CAS-MOS Contract and non-recurring expenses associated with merger/acquisitions and the start-up of CAS-MED. The weighted average number of shares used in computing per share earnings for the nine months ended January 31, 2000 was 1,013,976.

         Liquidity and Capital Resources

         The Company has funded its operations primarily through cash flow, bank indebtedness, and sale/leaseback activities. The Company's operating activities used cash of $241,049 for the nine months ended January 31, 2000, while contributing $274,365 in the comparable prior year period. An increase in accounts receivable of $1,656,172 absorbed cash during the quarter, which was due to the timing of the billing cycle on the CAS-MOS Contract. This was offset by an increase in accounts payable and borrowings under the Company"s line of credit.

         The Company has a line of credit with Crestar Bank ("Crestar") for all short term financing needs. The Agreement provides for up to $2,000,000 in credit. The loan is a demand note which may be payable at any time upon the demand of Crestar. The Company is obligated to pay Crestar interest at prime rate plus one-half percent of the average balance outstanding. The line is secured by the Company"s accounts receivable and an assignment of the CAS-MOS Contract.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. A former employee has filed suit against the Company in the United States District Court for Eastern Virginia alleging violations of the Fair Labor Standards Act, the Virginia Payment of Wage Law, and the Civil Rights Act of 1964, as amended, as well as embezzlement and fraud. The former employee is seeking judgment in the amount of $3,000,000. The ultimate cost of this litigation to the Company cannot presently be determined. No provision has been made for any liability that may result.

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information.  See Item 2.

Item 6. (a) Exhibits.

        27.1    Financial Data Schedule

        (b) Reports on Form 8-K.  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 14,2000           THE FLIGHT INTERNATIONAL GROUP, INC.

                                        By: /s/ David E. Sandlin
                                            -------------------------------
                                                David E. Sandlin
                                                Principal Executive Officer

                                        By: /s/ B. Scott Terry
                                            -------------------------------
                                                B. Scott Terry
                                                Principal Financial Officer