Form 10KSB40
period 2000-04-30
FLIGHT INTERNATIONAL GROUP INC
filed 2000-10-25
CIK 732775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         Commission file number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
                 (Name of small business issuer in its charter)

           Georgia                                    58-1476225
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

           One Lear Drive                               23602
           Newport News VA                           (Zip Code)
(Address of principal executive offices)

                                 (757) 886-5500
                           (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                   New Common Stock, par value $.01 per share
                   ------------------------------------------
                                (Title of class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the year ending April 30, 2000 were $29,521,241. As of the date hereof, there is no public market for the issuer's securities.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes X No As of September 15, 2000, there were 1,109,424 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding. Documents Incorporated by Reference: None .

Traditional Small Business Disclosure Format: Yes  No X.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Introduction

         The Flight International Group, Inc. (the "Company") was incorporated in Georgia on May 7, 1982. The Company is an aviation services company that performs military training services using specially modified commercial aircraft, principally under contract with the United States Department of Defense ("DOD"), other government agencies and foreign countries, operating through its direct and indirect subsidiaries. In addition, with the use of these aircraft, the Company has established a market for training and testing in the aerospace industry. The Company also operates a fixed base operation ("FBO") at the Newport News/Williamsburg International Airport ("NN/W Airport"), a scheduled cargo and charter passenger airline throughout Alaska, and Aircraft Modification, Repair and Overhaul Centers at the NN/W Airport and the Myrtle Beach International Airport in Myrtle Beach, South Carolina.

         Flight International, Inc., a Georgia corporation ("FII"); Flight International Aviation, Inc., a Georgia corporation ("FIA"); Flight International Sales and Leasing, Inc., a Delaware corporation ("FSL"); Flight Alaska, Inc., a Delaware Corporation ("FAI"); and Flight International Services, Inc., a Delaware corporation (FIS), are each wholly-owned subsidiaries of the Company. Flight International of Florida Inc., a Florida corporation ("FIF"), is a wholly owned subsidiary of FII. GeoFlight, LLC ("GFL"), a Delaware limited liability company, is a joint venture between the Company and Geophysical & Environmental Resources Corporation, of Millbrook, New York. The Company is a 50% owner of GFL.

         In October 1999, the Company entered into an agreement with Geophysical & Environmental Resources Corporation, an unrelated party, to form GeoFlight, LLC ("GFL"). GFL was formed to provide remote sensing services to public and private customers using an array of airborne sensing devices. Management believes this transaction will position the Company to compete in the emerging market for private aerial imaging and intelligence gathering services. No substantial investments have been made in GFL, nor did GFL have any operations in fiscal year 2000.

         In December 1999, the Company entered into an agreement with the United States Bankruptcy Court for the District of Alaska (the "Court") to manage the operations of Yute Air Alaska, Inc. ("Yute"). The Company managed the ongoing operations of Yute until March 28, 2000, when the Court approved and ordered the sale of selected assets of Yute to FAI. An asset purchase agreement was executed on April 28, 2000 following successful transfer of Yute's Air Carrier Operating Certificate and Certificate of Public Convenience and Necessity. The acquisition represents the Company's desire to expand its services into the scheduled cargo airline business. Total consideration for the transaction consisted of $373,282 in cash and $775,000 in additional long-term debt obligations. The Company is hopeful that these operations will augment and strengthen its existing Alaska-based operations. See "Selected Financial Data - Business Combinations or Dispositions".

         Effective February 29, 2000, the Company completed, through FIS, the acquisition of the assets and certain liabilities of Flight Systems, Inc., in Myrtle Beach, South Carolina. The acquisition represents the Company's desire to expand its services and capabilities in the commercial aircraft maintenance and modification business. Total consideration for the transaction consisted of $150,000 cash and 101,398 shares of New Common Stock of the Company, representing approximately 9% of the currently outstanding shares of New Common Stock. In addition, the Company assumed approximately $973,000 in net liabilities. Between March 1, 2000 and April 30, 2000 the Company made additional investments of $262,236 in working capital, bringing the total equity investment to $767,129. The Company believes that this operation will add materially to its revenue base and decrease its overall dependence on government contracts.

Government Contracts

         The majority of the Company's revenues are derived from contracts with the United States federal government. For the fiscal year ended April 30, 2000, revenue from contracts with the United States government represented approximately 80.1% of the Company's total revenues.

         United States federal government contract awards are made through sealed competitive bids, unless an exemption from full and open competition under federal procurement laws is applicable. Under the regulations governing sealed bidding, the qualified bidder with the lowest price and the price-related factors most advantageous to the government is generally awarded the contract. Under negotiated procurements, other evaluation factors such as experience, quality of technical approach and management capability may weigh more heavily than price in the selection process.

         All of the Company's contracts with the United States Department of Defense ("DOD") were either awarded competitively pursuant to federal procurement laws and procedures or are annual contracts having additional one-year option periods that may be exercised by the DOD.

         For each year of any government contract, including the base year and any option year that the government has elected to take, all contract revenues are contingent upon the availability of adequate funding.

         Payments received under government contracts normally are based upon flight hours at the price per flight hour as established in the contract. Flight hours are measured from the time aircraft and personnel depart for a pre-designated location to perform the assigned training or support mission through completion of the mission and the return of the aircraft to the predetermined station. Under most government contracts, it is necessary to attain a predetermined mission success rate or other contract performance standard.

         Minimum guaranteed contract payments under most government contracts are based on an established number of flight hours that the government is required to order during each year of the contract. The Company's price for "guaranteed" flight hours is fixed in the contract, but the government may order more flight hours than specified in the contract. Such "excess" hours are paid for at an established contract price for excess hours.

         For each contract year, the Company receives payment from the government for the number of guaranteed flight hours specified in the contract at the applicable contract rate, regardless of whether or not the government actually uses all such flight hours for the contract year. However, payment to the Company for a shortfall, if any, between the number of hours actually used by the government and the level specified in the contract will not be received until the end of the contract year.

         The Company's DOD contracts generally are firm, fixed-price contracts under which the Company bears the risk that the prices paid by the government will be sufficient to cover actual costs incurred in performing under the contract, plus the amount of profit expected in pricing its bid or proposal. The Company may, however, file claims for certain uncontrollable cost overruns, such as jet fuel cost increases.

         The Defense Contract Audit Agency has the right to audit the Company's books and records as a result of these contractual relationships. Because of the fixed-price nature of the Company's contracts, however, prices are not normally subject to re-negotiation or retroactive adjustment and therefore the chances of such an audit are greatly diminished.

Competition

         The markets in which the Company conducts fleet operations are highly competitive. Price usually is a significant factor considered in awarding contracts. Many firms, ranging in size from companies having substantially smaller operations than the Company to affiliates of major corporations having substantially greater resources than the Company, compete directly with the Company for contracts awarded by the United States government and the other fleet operations customers and potential customers of the Company.

         Competitive factors other than price which affect the award of flight operations contracts include the number of employees (for example, certain contracts are available only to businesses with fewer than 1,500 employees), experience in the field of aviation services and adequacy of resources, including maintenance personnel, aircrews, repair facilities and aircraft.

         Competition is an even greater factor in the commercial segment of the flight operations market where barriers to entry are lower than in the government sector. This is due in part to the fact that aircraft may not require unique modifications in order to perform the desired services. In this market the Company competes with numerous companies, some of which also compete in the market for military contracts. Price also can be a significant factor where, on occasion, competitors are single aircraft operators engaged in the business on a part-time basis.

FLEET COMPOSITION

         As of August 1, 2000, the Company operated 38 aircraft. FII operates 16 Learjets, six Fairchild Metro III's and two other prop aircraft. These aircraft are used in the conduct of fleet operations for government and commercial customers. In addition, the Company owns and operates electronic warfare equipment used in conjunction with its fleet operations contracts.

         FAI operates two twin-turboprop Casa 212s, one twin-prop Navajo Chieftain and 9 single-engine prop aircraft.

         GFL operates a twin-prop Piper Navajo and twin-prop Piper Aztec.

         The Company maintains an inventory of spare aircraft parts, equipment and tooling used in support of the Company's fleet, as well as for the repair and maintenance of third party aircraft. In addition to the aircraft listed above, the Company currently holds one Learjet and two Jetstream J-31 turbo-prop aircraft for resale.

FLIGHT INTERNATIONAL, INC.

CAS-MOS Contract

         In August 1996, the Company was awarded a major contract. The Commercial Air Services-Military Operations Support contract ("CAS-MOS") is a derivative of the original government contract won by the Company in 1980 and operated until September 1993. The new contract began on October 1, 1996 and is currently in its third option year, with one additional option year remaining. Annual revenues from this contract have been $16.8 million, $15.2 million, $13.9 million and $7.3 million for the fiscal years ended April 30, 2000, April 30, 1999, April 30, 1998 and the seven months ended April 30, 1997, respectively. This contract currently represents 56.7% of the Company's total revenues, down from 64.2% in fiscal year 1999. There can be no assurance that the government will exercise its remaining option on the CAS-MOS contract.

CAS-MED Contract

         In September 1999, the Company was awarded a Commercial Air Services contract to provide Electronic Warfare ("EW") training and VIP transportation for the United States Navy's 6th Fleet deployed in and around the Mediterranean Sea ("CAS-MED"). Based in Naples, Italy, the contract requires two Learjet Series-30 aircraft in "multi-mission" configurations that allow passenger transportation as well as required training services. The contract, which consists of one base year and 4 option years, commenced on October 1, 1999. In fiscal year 2000, the contract contributed 5.1% of the Company's revenues. There can be no assurance that the government will exercise its remaining options on the CAS-MED contract.

         FII is a relatively small competitor in the European marketplace for EW training, target tow and VIP transportation services. Management believes it can successfully penetrate this marketplace using the CAS-MED contract as a springboard. Competitors in this market include a number of large companies with significant financial resources and no assurances can be given that the Company will increase its market share.

Contract Flight Services

         FII performs contract flight services for the DOD, other government agencies and commercial customers. The Company utilizes specially modified business jets, propjets and piston-powered aircraft in conjunction with the training of military aircrews, radar operators and weapons controllers in the techniques of airborne target identification and interception.

         Under the DOD contracts, FII's aircraft simulate aggressor aircraft, tow airborne targets for air-to-air and surface-to-air missile and gunnery live firing exercises and use airborne electronic countermeasures equipment and techniques to disrupt ship, aircraft and land based communications and radar. Contracts with the DOD generally provide for compensation based on flight hours of usage. Flight crews are required to hold United States government security clearances in connection with certain classified aspects of the services provided.

         In addition to its contracts with the DOD, a small portion of the Company's revenues from fleet operations are generated from customers in the aerospace industry, which use specially configured aircraft for training and testing. Typically, customers utilize aircraft and flight crews in connection with product development. Many of these services are provided pursuant to purchase orders rather than long-term contracts.

         Seasonality is a significant factor in contract fleet operations (historically representing a majority of FII's revenues) affecting both revenue and cash flow. Revenues are lower during midsummer and winter months.

         In addition to offering contract fleet services, FII offers its aircraft and equipment for lease or rental to DOD and other government customers. During the fiscal year ended April 30, 2000, this part of the business remained strong, due principally to extension of the Company's contract with the U.S. Navy/Naval Weapons Center in China Lake, California, to provide Metro III aircraft necessary to accomplish transportation of naval personnel. This revenue stream was enhanced by the Navy's desire to upgrade the Metro III fleet with additional avionics and structural modifications. The Company is hopeful that the Navy will enter into a new multi-year contract for these services utilizing the newly modified aircraft, but there can be no assurances that the Company will be selected to provide these aircraft after September 30, 2000 once the current contract expires.

FLIGHT ALASKA, INC.

Scheduled Operations

         On April 28, 2000, FAI began providing scheduled air cargo services from five major hubs in Western Alaska to more than 60 villages throughout the state. Flight Alaska's primary customer is the United States Postal Service. Mail in Alaska is tendered to qualified air carriers serving the state through an "equitable tender" system that provides each carrier with an equal share of the mail for each market served. Through its acquisition of Yute and the transfer of Yute's operating certificates, FAI was automatically qualified to receive an equitable share.

         FAI utilizes a combination of single and twin engine reciprocating aircraft to perform its mail and freight carriage services. The single engine aircraft acquired in the Yute Air acquisition are ideally suited to carry mail and freight to the small villages throughout Alaska. The twin-engine aircraft are equipped to operate in all but the worst weather conditions.

         Management believes the Company is well positioned to compete effectively in this extremely competitive marketplace due to a lower than average operating cost structure achieved through its acquisition of Yute's fixed assets at 80% of fair market value. Mail revenues are set by the US Department of Transportation ("DOT") and updated annually based on average industry costs. Management believes the Company's ownership costs provide a competitive advantage and allow management to spend more than its competitors on training and other safety investments. In general, insurance costs in Alaska are double those experienced in the Company's other operations. Management intends to reduce its insurance costs in Alaska through aggressive safety programs to further enhance its competitive position.

         In response to rapidly escalating fuel prices in 1999, Alaskan air carriers petitioned the DOT for interim fuel cost adjustments. The DOT honored the request and has instituted a quarterly adjustment decreasing the carrier's exposure to fuel cost volatility.

Charter and Contract Operations

         FAI also provides charter freight and passenger services to government organizations and businesses throughout the state. In July 2000, FAI entered into an agreement to provide freight transportation services for Phillips Petroleum's Alaska division. Negotiations which expand that relationship to transport the oil company's employees to and from remote operating sites on Alaska's North Slope have been completed.

Ground-handling Services

         FAI also provides ground-handling services for other air carriers at its regional hubs. Management believes that the Company is well positioned to provide space and handling services to other carriers. While no assurances can be given that these relationships will continue, FAI provides services for Lynden Air Cargo and Lynden Projects in Dillingham, Alaska, and Alaska Central Express in Bethel, Alaska.

FLIGHT INTERNATIONAL AVIATION, INC.

         FIA operates a FBO at the NN/W Airport pursuant to an agreement with the Peninsula Airport Commission, that terminates in January 2004. The Company offers a full range of aviation services customarily provided by such a facility to third parties. These services include aircraft fueling, maintenance services (including inspections and engine and airframe repairs), aircraft modifications, avionics installation and replacement, charter, pilot services and aircraft storage.

         The competitive market for FBO services may be local, regional or national, depending upon the particular type of service considered. Competition with respect to fuel and maintenance generally arises from other FBOs located at the same airport or within the vicinity of such airport. The availability of storage hangars for aircraft is also an important competitive factor. Generally, pilots with aircraft hangared at a facility will purchase fuel and a substantial portion of their maintenance and avionics requirements at that facility. The Company maintains three hangars at its Newport News FBO that are used for its fleet of aircraft as well as third-party aircraft. Management does not believe that revenues from its FBO are seasonal or dependent on a single customer.

MODIFICATION, REPAIR AND OVERHAUL CENTERS

Flight International, Inc.

         FII operates a Modification, Repair and Overhaul (MRO) Center pursuant to an agreement with the Peninsula Airport Commission that terminates in January 2004, in conjunction with its fleet operations at the NN/W Airport. The MRO Center consists of approximately 39,000 square feet of hangar space and 33,000 square feet of maintenance, shop and office space.

         Both the Company and FII intend to exploit the expertise it has developed maintaining its fleet of aircraft to repair, modify and maintain customer aircraft. The airport is strategically located in the highly traveled Eastern Seaboard corridor, with a heavy concentration of corporate aviation. FII competes with other facilities, particularly Learjet Service Centers, nationwide.

Flight International Services, Inc.

         FIS operates a MRO Center at the Myrtle Beach International Airport in Myrtle Beach, South Carolina, pursuant to an agreement with the Horry County Department of Airports that terminates on March 1, 2004. FIS has an option to renew for up to four additional five-year terms. FIS offers a full range of aircraft inspection, repair, overhaul and modification services to third parties. These services include the accomplishment of extensive routine inspections, performance of minor and major airframe, power plant and component repairs, major airframe overhauls, major and minor airframe modifications, avionics suite installations, aircraft interior designs and installations and exterior painting services.

         The customer base includes airlines, corporate aircraft owners, private aircraft owners and original equipment manufacturers. The Company's facilities compete with other facilities nation-wide. FIS is strategically located in the Eastern Seaboard corridor, with a high concentration of airlines and corporate aircraft operators. The Company currently utilizes four hangars with over 87,000 square feet of hangar and office space. Should the need for future expansion arise, the Company has the option to add an additional 44,000 square feet of hangar space. The facility also includes a 10,000 square foot paint facility.

REGULATION

         The Company's business is subject to regulation by the U.S. Federal Aviation Administration ("FAA") and the DOT, under the provisions of the Federal Aviation Act of 1958, as amended (the "Aviation Act"). The DOT is responsible, among other things, for evaluating and determining the fitness of individuals and organizations to function as air carriers, and maintains jurisdiction over consolidations, mergers and acquisitions of air carriers.

         The FAA regulates aircraft and air carrier operations, including personnel employed, equipment used, ground facilities, maintenance, communications and other matters. More specifically, the FAA regulates the operation of aircraft in commercial operations, including FII and FAI operations, under Federal Aviation Regulation Part 135, and regulates MRO Centers, including those operated by FII and FIS, under Federal Aviation Regulation Part 145.

         The FAA has the authority to suspend or revoke the approval of air carriers, commercial operators, repair stations and pilot schools, or their licensed personnel, for failure to comply with any FAA regulation, and can "ground" aircraft if questions arise concerning their airworthiness. Management believes the Company holds all operating, airworthiness and other FAA certificates required for the conduct of its business, although these certificates may be suspended or revoked for cause.

         The FAA also has authority under the Noise Control Act of 1972, as amended, to monitor and regulate aircraft engine noise. Management believes that the aircraft operated by the Company are in compliance with regulations promulgated by the FAA and that such aircraft also comply with regulations for aircraft exhaust promulgated by the Environmental Protection Agency pursuant to the Clean Air Act of 1979, as amended. In addition, the Company's operations may be subject to local regulation with respect to noise control. Such authorities and ordinances could restrict the Company's use of older Learjets, which produce greater engine noise than newer models.

         Because of the extensive use of radio and other communication facilities in its aircraft operations, the Company is also subject to the Federal Communications Commission Act of 1934, as amended (the "FCC Act"), and regulation thereunder by the Federal Communications Commission ("FCC"). The Company believes it is in compliance with all material requirements of the FCC Act and the FCC.

         The Company maintains a fuel storage area at its FBO and handles materials that are subject to federal, state and local regulations. The Company believes it is in compliance with all such regulations and does not currently anticipate that maintaining compliance will have a material effect on the capital expenditures, earnings or competitive position of the Company. The Company believes the costs and effects of compliance with such regulations are minor.

         Compliance with the regulatory requirements applicable to the Company's business imposes material burdens on the Company, including license requirements, maintenance, training, record keeping and reporting obligations and limitations on the manner in which the Company operates its aircraft. Further, the cost of compliance with these requirements is significant. Management believes, however, that the regulatory requirements applicable to the Company generally are no more burdensome to the Company than to other businesses operating in the aviation services industry.

EMPLOYEES

         As of April 30, 2000, the Company had 321 employees, including 265 full-time employees. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices and corporate headquarters are located at One Lear Drive, Newport News, Virginia 23602, where the Company has approximately 10,000 square feet of office space.

         FII's leasehold interests at the NN/W Airport represent approximately 4.1% of the total assets of the Company. These leasehold interests consist of three hangars totaling 39,000 square feet and approximately 33,000 square feet of maintenance shop and office space. The leasehold improvements are amortized on a straight-line basis over the term of the land lease, which runs through January 2004. There are no plans for additional improvements to the property, and, in the opinion of management, the property is adequately insured.

         FAI's leasehold interests in Bethel, Alaska, acquired in June 2000, represent approximately 5.5% of the total assets of the Company. These leasehold interests consist of a single hangar totaling 14,000 square feet of hangar, shop and office space. These leasehold improvements are amortized on a straight-line basis over the term of the land lease, which runs through June 2015. There are plans for an additional $7,500 in improvements to the property. In the opinion of management, the property and its contents are adequately insured.

         FAI's leasehold interests in Anchorage, Alaska consist of a single hangar totaling 5,800 square feet of hangar, shop and office space, leased from Signature Aviation, which runs through May 31, 2001. There are no plans for leasehold improvements to this facility. In the opinion of management, the property and its contents are adequately insured.

         FAI's leasehold interests in Dillingham, Alaska consist of a single hangar totaling 8,000 square feet of hangar, shop, office, and mail-storage space. The leasehold runs month-to-month. There are no plans for additional improvements to the property. In the opinion of management, the property and its contents are adequately insured.

         FAI's leasehold interests in Kotzebue, Alaska consist of a single hangar totaling 4,800 square feet of hangar, mail storage and office space leased from Nelson Walker, which runs through April 4, 2001. There are no plans for any leasehold improvements to the property. In the opinion of management, the property and its contents are adequately insured.

         FAI's leasehold interests in Aniak, Alaska represent approximately 0.4% of the total assets of the Company. These leasehold interests consist of mail storage and office space totaling 2,800 square feet. The leasehold improvements are amortized on a straight-line basis over the term of the land lease, which runs through February 1, 2007. There are no plans for any improvements to the property. In the opinion of management, the property and its contents are adequately insured.

         FIS's leasehold interests in Myrtle Beach consist of four hangars with over 87,000 square feet of hangar and office space. In addition, the Company has an option to lease an additional 44,000 square feet of hangar space. The facility also includes a 10,000 square foot paint facility. The terms of the leases run concurrent with the operating agreement with Horry County. The leasehold improvements are amortized on a straight-line basis over the term of the land lease. In the opinion of management, the property and its contents are adequately insured.

         The Company presently operates a fleet of 38 aircraft, of which seven are owned and 31 are leased. The Company also owns, subject to a Deed of Trust and Security Interest Lien to Vbank, formerly First Union National Bank, certain buildings, hangars and maintenance facilities. As of April 30, 2000, the indebtedness to Vbank was approximately $1,238,401. The indebtedness to Vbank provides for complete amortization thereof through graduated payments through November 2003, at which time the entire obligation will be satisfied.

         A majority of the Company's assets are pledged as collateral on its debt and capital lease obligations. The Company leases the land underlying its maintenance and headquarters building and hangars through the year 2004, pursuant to a lease agreement with the Peninsula Airport Commission of Newport News, Virginia.

ITEM 3.  LEGAL PROCEEDINGS

         Except as described below, there are no material legal proceedings to which the Company is a party or to which any of its assets or properties are subject. The Company is subject to normal litigations in the ordinary course of business.

         Stephen Wyche, et al. vs. Flight International, Inc. A former employee filed suit against the Company in the United States District Court for Eastern Virginia alleging violations of the Fair Labor Standards Act, the Virginia Payment of Wage Law, and the Civil Rights Act of 1964, as amended, as well as embezzlement and fraud. The former employee sought judgment in the amount of $3,000,000. The Company was awarded full summary judgment in this matter, which has been dismissed. The Company is pursuing a claim for damages as a result of the costs incurred in defending this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended April 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company became a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in 1984, at the time of its initial public offering of securities. Thereafter, it filed reports pursuant to the requirements of Sections 13 and 15(d) of the Exchange Act. It has filed all required filings reflective of all periods from and after February 1, 1995.

         The shares of New Common Stock of the Company currently trade in the pink sheets.

         The Company believes that since April 30, 1993, virtually no public trading has taken place with respect to the New Common Stock and its predecessor class of common stock. There is no established public trading market currently for the New Common Stock, and, therefore, no bid information is available.

         The approximate number of holders of record of New Common Stock as of June 5, 2000 is 819. The Company has no other class of securities authorized. On December 10, 1996, the shareholders of the Company approved an amendment to the Company's Amended Certificate of Incorporation to increase the number of authorized shares of New Common Stock from 1,000,000 to 10,000,000 shares.

         There have been no cash dividends declared in the past five fiscal years, and the Company does not anticipate awarding cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 2000 COMPARED TO THE YEAR ENDED APRIL 30, 1999

Revenues

         For the year ended April 30, 2000, revenues totaled $29,521,241. This represents an increase of 16.6% over the prior year. In fiscal year 2000, the Company's revenues were generated from three sources. Fleet Operations of owned or leased aircraft accounted for 87.3% of total revenue, while the MRO Centers (Commercial Maintenance) produced 6.9% of sales and the FBO provided 5.8% of total revenues.

         A year-over-year revenue comparison for each source is outlined in the following table. While Fleet Operations showed substantial increases, Commercial Maintenance and Fixed Base Operations revenues decreased as displayed below (in thousands):

                         12 Months Ended  12 Months Ended
                         April 30, 2000   April 30, 1999   % Increase (Decrease)
                         ---------------  ---------------  ---------------------
Fleet Operations             $25,772          $20,875              23.5 %
Commercial Maintenance       $ 2,047          $ 2,667             (23.3)%
Newport News FBO             $ 1,702          $ 1,772              (4.0)%

         The increase in Fleet Operations revenues is due to continued expansion of flying hours in the CAS-MOS contract, the addition of the CAS-MED contract in October 1999, and an increase in compensation associated with an extension of the Company's contract with the US Navy to supply and maintain five Metro III aircraft for charter passenger service at China Lake, California. Included in the extension of the China Lake Contract were revenues for modifying the Metro III fleet to new DOD safety and operating standards.

         Commercial Maintenance revenues were down due to the Company's requirement to procure and ready three additional Lear 30 Series aircraft for operations in conjunction with the award of the CAS-MED contract. The addition of FIS in March 2000 accounted for 20% of the Commercial Maintenance revenues for fiscal year 2000. Without these revenues, Commercial Maintenance revenues would have decreased by more than 34% as a result of the required expansion of fleet operations assets.

         FBO revenues decreased due to increased competition at the NN/W Airport that resulted in the loss of some fuel sales market share.

Cost of Services

         Cost of services includes the direct operating expenses of aircraft utilized and maintained by the Company. Types of expenses incurred include the following: lease, fuel, insurance, maintenance, pilots and equipment. Also included are the costs of operating the FBO at the NN/W Airport and the costs of goods sold and direct labor for the MRO Centers.

         For the year ending April 30, 2000, there was a 17.1% increase in cost of services. The major factor contributing to the increase in cost of services was expenses related to the cost of fuel, some non-recurring expenses associated with start-up of the CAS-MED contract and the Flight Systems acquisition. The overall gross margin declined to 15.5% from 15.8% in the prior year.

         The Company has worked to decrease its exposure to volatile fuel prices by performing as many services as possible on an "ACMI" basis. Under an ACMI arrangement, the Company is responsible for aircraft ownership, crew, maintenance and insurance expenses. The customer is responsible for cost of fuel, ground handling, landing and air traffic control fees (if any), and any and all crew accommodation expenses. Due to existing fixed-price contracts and the Company's common-carriage operations, it is neither practical nor possible to perform all the Company's services on an ACMI basis and the Company is not able to eliminate this exposure completely. During fiscal year 2000, fuel prices increased over 100% and adversely affected profitability. During fiscal year 2000, actual fuel expense was $3,960,629 versus $2,217,290 in the prior year, which reflects both an increase in fuel price and flight activity.

         During fiscal year 2000, the Company recognized approximately $300,000 in expense reimbursement for federal excise taxes paid in prior years for fuel used on the CAS-MOS contract. The expense was initially recognized in fiscal years 1997, 1998 and 1999. This tax reimbursement is shown as an offset to fiscal year 2000 fuel expense.

Depreciation and Amortization

         Aircraft and engines are depreciated as follows: aircraft are depreciated on a straight-line basis over 12 years, while engines are depreciated based on hours flown down to a core value. In addition, a reserve is recorded to cover the cost of major periodic inspections on engines. Electronic Warfare equipment is depreciated on a straight-line basis over five years. All other property and equipment is depreciated over its estimated useful life or lease term, if applicable.

         Depreciation and amortization of $884,611 for the fiscal year ended April 30, 2000 reflects an increase of 47.3% compared to fiscal year 1999. The $284,000 increase is due primarily to fully depreciating an aircraft engine which required overhaul prematurely ($105,000), the addition of depreciation for two months at FIS ($95,000), increases in assets associated with additional aircraft, equipment and facilities required for expansion of the CAS-MOS and CAS-MED contracts, and GeoFlight equipment.

General, Corporate and Administrative

         General, corporate and administrative expenses consist principally of facility costs associated with the Company's hangars and corporate headquarters, and labor costs associated with the administrative and sales staff. General, corporate and administrative expenses aggregated $2,940,626 for the year ended April 30, 2000, an increase of 26.7% over the prior twelve-month period. The increase was a result of additions of personnel responsible for the Company's new activities, general and administrative positions at FIS, expenses associated with implementation of new accounting software systems, and additional legal fees associated with the Company's expansion during the year.

Interest Expense

         Interest expense increased to $349,477 from $331,049 for the prior twelve-month period, or 5.6%. The increase in interest expense is principally due to an increase in short-term borrowings to fund the working capital requirements of the new contracts and business enterprises that began or were acquired during the fiscal year. In addition, the Company capitalized interest of approximately $166,000 related to assets held for resale. See "Liquidity and Capital Resources" below.

Income Tax Expense

         Income tax expense varies from statutory tax rates principally because of the utilization of net operating loss carry forwards. For further discussion see Note 7 to the Consolidated Financial Statements included herein.

Net Income

         The consolidated net profit for the year ended April 30, 2000 was $878,281, a profit of $.85 per share compared to a net profit of $809,411 or $0.80 per share, for the year ended April 30, 1999. The weighted average number of shares was 1,029,656 and 1,013,976, respectively.

         In the fourth quarter of fiscal year 2000, the Company recorded net adjustments which increased net income by approximately $400,000, reflecting an adjustment for approximately $825,000 of unrecorded contracts revenues earned during the third quarter and a deferral of a portion of a gain related to a sale-leaseback transaction ($425,000).

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

         While flight operations and the FBO showed substantial increases, the maintenance and repair facility revenue increased to a greater extent, as displayed below (in thousands):

                                12 Months Ended  12 Months Ended
                                April 30, 1999   April 30, 1998    % Increase
                                ---------------  ---------------   ----------
Flight Operations                  $20,875           $18,585           12%
Commercial Maintenance             $ 2,667           $ 1,853           44%
Newport News FBO                   $ 1,772           $ 1,622            9%

         The increase in flight operations is primarily due to a 10% increase in revenues from the CAS-MOS contract. Other contract flying also increased by more than 20%. Maintenance revenue increased due to a large mid year project involving the rebuilding of a damaged Learjet. FBO revenues increased following a pattern of increased traffic through the NN/W Airport.

Cost of Services

         Cost of services include the direct operating expenses of aircraft owned and leased by the Company. Types of expenses incurred include the following: lease, fuel, insurance, maintenance, pilots and equipment. Also included are the costs of operating the FBO at the NN/W Airport. The costs for the aircraft repair facility are also included in costs of services.

         For the year ending April 30, 1999 there was a 17% increase in costs of services. The major factor contributing to the increase in cost of services was expenses related to the CAS-MOS contract. The overall gross margin declined to 16% from 18% in the prior year.

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

General, Corporate and Administrative

         General, corporate and administrative expenses consist principally of facility costs associated with the three hangars and corporate headquarters building, and labor costs associated with the administrative and sales staff. General, corporate and administrative expenses aggregated $2,320,463 for the year ended April 30, 1999, an increase of 7% over the prior twelve-month period. The increase is not due to one particular event but more of an overall increase in all aspects of general and administrative costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth plan resulted in a significant number of financing transactions in fiscal year 2000. During that year, the Company funded its growth and operations primarily through short and long-term borrowings.

Cash from Operations

         Net income less non-operating items and the effect of depreciation and reserves provided $1,464,375 in fiscal year 2000 versus $1,044,132 in 1999. Expanded working capital requirements absorbed $1,064,836 in fiscal year 2000 while providing $717,006 in the prior year. The recognition of deferred revenue effectively absorbed $727,586 in fiscal year 2000 versus $950,802 in fiscal year 1999. On a net basis, the Company's operating activities absorbed $328,047 for the fiscal year ending April 30, 2000, while providing $810,336 in the comparable prior year period.

Cash to Investing Activities

         On November 1, 1999, the Company sold one Learjet 30 and two aircraft engines to Maritime Sales and Leasing, Inc.("Maritime") that provided $1,700,000 in cash, and subsequently leased the aircraft back at market rates. This transaction resulted in a net gain of $916,661, of which $492,070 was recognized in fiscal year 2000.

         During fiscal year 2000, the Company acquired three aircraft that were in the process of being refurbished and are carried as assets held for resale. The aircraft, related parts and labor expended during the year to prepare them for resale, was $2,651,012.

         Purchases of property, plant and equipment included the assets of Perry Avionics ($240,000), flight-equipment required for GFL ($225,000), and modifications to aircraft required for the CAS-MED and China Lake contracts ($650,000). The remainder of the activity represents the acquisition of replacement machinery, furnishings, computers and equipment associated with normal operations and an upgrade of the Company's information technology infrastructure. In fiscal year 2000, investments in property, plant and equipment absorbed $1,710,923 versus $1,103,201 in the prior year.

         During fiscal year 2000, the Company acquired specific assets of Yute and virtually all the assets and specific liabilities of Flight Systems, Inc. for $1,298,281.

         For the year, net cash absorbed by investing activities totaled $3,960,216 versus $1,103,201 in fiscal year 1999. Exclusive of funds generated by the sale/leaseback of the Learjet aircraft, cash absorbed by investment activities would have totaled $5,660,216 in fiscal year 2000.

Cash from Financing Activities

         In fiscal year 2000, the Company utilized a combination of short and long-term borrowing to fund its expansion needs. Net proceeds from long-term debt and notes payable provided $3,259,858. Net proceeds from lines of credit provided an additional $1,116,760 in cash to fund increased working capital requirements that accompanied the expansion. During the fiscal year, short and long-term financing activities provided a total of $4,376,618.

         For fiscal year 2000, the Company realized a net increase in cash and cash equivalents of $88,355.

         On February 25, 1998, the Company entered into a line of credit with SunTrust Bank ("SunTrust") for its short term financing needs. The agreement provided for up to $2,750,000 in credit. The loan was represented by a demand note which could have been payable at any time upon the demand of SunTrust. The Company was obligated to pay interest to SunTrust at prime rate plus one-half percent of the average balance outstanding. The line was secured by the Company's accounts receivable and an assignment of the CAS-MOS contract.

         On August 1, 1999, the Company entered into agreement with Wachovia Bank, N.A. ("Wachovia") to provide $1,300,000 in "floor-plan" debt, at an interest rate of prime plus 1%, to facilitate the purchase of a Learjet 35 that the Company intends to refurbish and sell. In a related transaction dated August 15, 1999, the Company refinanced one of its owned Learjet aircraft to secure $500,000 of additional working capital to cover refurbishment investments on this aircraft. These aircraft provide security for the debt.

         On September 23, 1999, the Company entered into an agreement with Harbor Bank for an 8% fixed-rate term-loan, the proceeds of which were used to refurbish the Company's hangar and office facilities at NN/W Airport. In addition to the term note, the Company also negotiated a $500,000 line of credit at an interest rate of prime plus .5% to fund the acquisition, repair and sale of spare parts to third parties. These loans were subsequently retired on September 6, 2000 by a Wachovia Loan and Security Agreement dated August 28, 2000.

         On October 1, 1999, the Company entered into an agreement with Wachovia to provide $900,000 in term debt at an interest rate of prime plus 1% to facilitate the purchase of two Jetstream 31 aircraft. While initially intended for fleet operations, these aircraft are now being prepared for resale at FIS. The aircraft provide security for the debt.

         On October 15, 1999, the Company entered into an agreement with First Commercial Bank to provide $225,000 in term debt at an interest rate of prime plus .75% to facilitate the purchase of one Piper Navajo and one Piper Aztec for use in the Company's GFL operation.

         On February 29, 2000, the Company assumed, as part of FIS's purchase of Flight Systems, Inc., a short-term demand note payable to a local South Carolina bank in the amount of $123,127 at an interest rate of prime plus .25%. This loan was subsequently retired on September 6, 2000 by a Wachovia Loan and Security Agreement dated August 28, 2000.

         On February 29, 2000, as part of the FIS acquisition, the Company entered into an agreement with a shareholder for a non-interest bearing stockholder note payable maturing February 28, 2001 in the amount of $168,953. Net advances from February 29, 2000 to April 30, 2000 increased the balance to $238,585.

         In April 2000, the Company entered into an agreement with Wachovia to provide $240,000 in long-term debt at an interest rate of LIBOR plus 3% to purchase the assets of Perry Avionics in Myrtle Beach, South Carolina. The assets acquired in the transaction provide security for the 3-year loan.

         In April 2000, the Company entered into an agreement with Wachovia to provide $775,000 in long-term financing at an interest rate of LIBOR plus 3% to facilitate the purchase of selected assets of Yute. The aircraft, spare parts and equipment acquired provide security for the 5-year loan.

         On June 5, 2000, the Company entered into an agreement with the Alaska Industrial Development and Export Authority to purchase a hangar in Bethel, Alaska for $1,100,000. The purchase was financed in total by AIDEA and is payable over 15 years at an interest rate of 9.25%. The loan is secured by the hangar facilities.

         On September 5, 2000, the Company entered into a new Loan and Security Agreement with Wachovia for all its short-term financing needs. The new agreement provides for up to $5,500,000 in credit and is represented by a term note. The Company is obligated to pay Wachovia interest at LIBOR plus 250 basis points on the average outstanding balance plus 25 basis points on any unused portion of the line. The line may be reduced at the discretion of the Company, without penalty. This instrument, which replaces current short-term financing of $4,123,127 at BB&T, SunTrust, Harbor, and Wachovia Banks collectively, represents more favorable pricing, terms and conditions to the Company. The new line is secured by the Company's accounts receivable, inventory held for resale, intangible assets and an assignment of its CAS-MOS and CAS-MED contracts.

         The Company operates in a capital-intensive industry. Typically, major expenses are incurred in connection with the initiation of a new contract. These costs can consist of acquisition of additional aircraft, equipment and training, and these costs can be reduced through leasing arrangements and advance payments from customers, if obtainable. The Company believes that it will be able to arrange through available means the financing of these initial contract costs when necessary, although no assurance can be given. See Notes 5, 6 and 8 to the Consolidated Financial Statements included herein for a discussion of debt and lease commitments.

BUSINESS TRENDS AND RESULTS OF SUBSIDIARY OPERATIONS

General

         On a consolidated basis, the Company's profitability was little-changed from the prior year. The Company's results were positively impacted by the $492,071 gain recorded on the sale-leaseback of one of its Learjet aircraft. Profits from on-going CAS-MOS and China Lake contracts were a positive force while results were negatively impacted by rising fuel prices and market development efforts in Alaska and Naples, Italy. In total, operating losses associated with the initial operations in Myrtle Beach offset the gain recorded on the sale-leaseback transaction. Excluding FIS, net income would have been $1,335,849 on sales of $29,147,716. Return on sales would have increased to 4.6% from 3.2%. Gross margin would have increased to 16.1% of sales from 15.8%.

         The Company has embarked on a long-term effort to decrease its exposure to the cyclicality and narrow margins that are prevalent in its DOD-based contracts. In an effort to achieve these goals, the Company has expanded operations in areas where it has developed expertise and unique capabilities with the specific intent of attracting a non- or counter-cyclical customer base.

         Management believes that aircraft and facility utilization are the major components of the Company's financial success. The Company's DOD contracts tend to be characterized by "fixed-rate per aircraft hour" price schedules and the flying tends to peak in late spring, late summer and early fall. Where excess capacity exists currently, the Company is instituting revenue management techniques where possible and appropriate to enhance total revenues and increase asset utilization rates.

         Since April 1999, the cost of jet fuel has increased from $.50 to over $1.05 per gallon. Crude oil prices have increased from under $10.00 per barrel in February 1999 to over $32.00 per barrel in August 2000. While the core rate of inflation has remained fairly stable during this period, the Company is vulnerable to dramatic fluctuations in oil prices. To mitigate this exposure, the Company attempts to negotiate contracts that have frequent fuel price cost adjustments, or passes the risk to the customer altogether. The Company has achieved moderate success in these efforts.

         Despite an insurance loss rate under 4% over the past five years, the Company has experienced a significant increase in hull and liability insurance premiums in the past year. Underlying this increase in premiums are general industry trends based on liability loss experience, particularly in Alaska. In an effort to bring premiums in line with our loss experience, the Company has initiated negotiations with alternative underwriters in an effort to reverse this adverse trend.

Flight International, Inc.

         Revenues for FII grew to $27,448,603 in fiscal year 2000 from $23,539,924 in the prior year, an increase of 16.8%. Net income before gain on sale of assets rose slightly to $660,393 from $574,306, an increase of 15.0%. Including the gains recognized on the sale of one of the Company's aircraft, net income rose to $1,152,463, or a gain of 100.7%.

         Total revenues at FII continued their double-digit growth rate in fiscal year 2000. A small portion of this growth was derived from the 2% price inflator built into the CAS-MOS contract. A larger portion of the increase came as a direct result of the one-year extension to the China Lake contract that included significant revenues for the modification of the aircraft utilized in the performance of that contract. In addition, the subsidiary saw a significant increase in revenues from the CAS-MED contract. The revenue stream from the China Lake contract is not expected to remain at the levels experienced in 2000, even if the Company is the successful bidder for the contract in October 2000. No assurances can be given that the DOD will exercise its options on the CAS-MED contract.

         The Company's new contract in Naples, Italy required a restructuring of the FII's aircraft fleet. Three additional Learjets with "multi-mission" capability were acquired, modified and placed into service during the year. For the last seven months of the year, the Company had more aircraft than necessary while the restructuring process took place. During this same period, FII also employed contract aircraft to enable it to maintain adequate reliability during the initial contract start-up period and the Metro III modification program. These additional aircraft, while essential for customer satisfaction reasons, served to further depress FII's gross margin. Management believes costs for the CAS-MED contract will drop commensurate with the anticipated decrease in revenues. Similarly, the costs associated with the China Lake contract should decrease in future years if the contract is awarded for the next five-year period. No assurances can be given that the China Lake contract will be awarded to the Company for the government's 2001 fiscal year and beyond.

Flight Alaska, Inc.

         On May 1, 2000, the Company established a separate subsidiary to better manage its growing operations in Alaska. As a part of FII in 1999, the Alaska operations received minimal oversight and limited direct marketing effort. During 2000, and particularly following the acquisition of Yute Air, a local management team, assembled through combination of the two subsidiaries, has accelerated the revenue growth rate of the Company's Alaska division. In fiscal year 2000, the operating results of the Alaska division were reported as part of FII. Had they been reported separately, the division would have stated revenues of $1,100,000 and costs of $1,950,000.

         In late August 2000, FAI negotiated a contract with Phillips Alaska, Inc. To support these operations, and additional operations on the North Slope of Alaska, the Company intends to construct a minimal hangar in Deadhorse, Alaska, large enough to accommodate two Casa 212 and one single-engine aircraft. The total cost of procurement and construction is not expected to exceed $165,000 and the structure can be economically disassembled and sold should the Company's commitment to North Slope operations change.

Commercial Maintenance

         The Company's management believes that the MRO sector of the aviation maintenance marketplace has entered a consolidation phase that will ultimately result in fewer competitors and higher yields throughout the industry. Over the past five to ten years, this industry sector has been characterized by increased labor-cost pressure and decreased profit margins, particularly in the airline maintenance segment. During the past year, the industry has been confronted with increasing liability insurance costs that are accelerating the inevitable consolidation.

         After the acquisition of Flight Systems, management began the process of renegotiating rates with the subsidiary's primary customers to increase yields. In July 2000, the Company successfully negotiated a contract amendment with its largest customer to increase pricing by nearly 15%. All future work is being priced in line with current market rates, which have increased significantly during the past 12 to 18 months.

         As is the case with other areas of the Company, FIS faces the prospect of rising insurance premiums for product liability coverage. Wherever possible, the Company has sought to protect itself and provide adequate risk management through a cooperative agreement with its customers. To date, most of the Company's customers posing significant increases in liability risk have been willing to name the Company as an additional insured and indemnify the Company, its officers, directors and shareholders against claims in excess of existing liability limits. In the future, these risks may be forced upon the Company and result in higher premiums, which in turn, must be passed on to the customers in the form of increased pricing for labor and parts.

         As expected, the initial start-up of FIS resulted in operating losses consistent with those seen by the previous owner of Flight Systems, Inc. Through aggressive marketing directed toward higher yield customers, including corporate business jet clients and original-equipment manufacturers, management is seeking to achieve profitable operations.

         In fiscal year 2000, the Company realized a need for better production planning and control capabilities in its MRO Centers. In May 2000, the Company entered into an agreement with Continuum Applied Technology, Inc. to acquire that company's production planning and tracking system for use in both of its MRO Centers. The software will enable management to better manage its labor force, plan maintenance projects, and control labor and materials expenses. The software is scheduled to come online at FIS in mid-September and be fully operational in both MRO Centers by the end of fiscal year 2001. The investment in software and hardware required is estimated to be $150,000.

Fixed Base Operation

         FIA was confronted with increased competition in fiscal year 2000 which placed margin pressure on its main revenue stream - fuel sales. In conjunction with the increased competition, two of the Company's airline customers renegotiated fuel service agreements placing even greater pressure on margins. Correspondingly, revenues decreased slightly to $1,702,113 in fiscal year 2000 from $1,772,000 in fiscal year 1999. Net profits for the subsidiary were $183,386 in fiscal year 2000, versus a net profit of $235,105 for the previous year.

         Management believes that the full service capability offered by the Company places FIA in an excellent position to compete effectively in the future. In July 2000, the Company found that government contract fuel being supplied through FIA's competitor at the NN/W Airport is currently below the price the Company could procure from FIA's suppliers. The fueling services provided on an inter-company basis were discontinued in July and management made all necessary changes to keep the subsidiary's cost structure in line. Should fuel prices decrease and the cost of government fuel come in line with pricing available to FIA, management can reverse this decision.

YEAR 2000 MODIFICATIONS

         The Company has not experienced any material business interruptions or supplier delays from Year 2000 computer issues to date and had replaced all computer hardware and software that was Year 2000 non-compliant by December 31, 1999. The replacement of non-compliant hardware and software had no adverse impact on the Company's performance. However, the failure of the Company's internal systems or those of any of its customers, vendors, suppliers or service providers could have a material adverse effect on its business and results of operations. Investments in hardware and software during fiscal year 2000 necessary to bring the Company's computer system into compliance was approximately $543,000.

ITEM 7.  FINANCIAL STATEMENTS.

         See pages F-1 to F-19, attached.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The current officers and directors will serve for terms of one year or until their respective successors are elected and qualified. The current officers and directors are:

Name                     Age    Date of Election     Position
----                     ---    ----------------     --------
David E. Sandlin         56     March 30, 1994       Chairman, President,
                                                     Chief Executive Officer,
                                                     Director

B. Scott Terry           36     April 3, 2000        Executive Vice President

Robert C. Dynan          44     April 3, 2000        Chief Financial Officer and
                                                     Treasurer

Ann P. Campbell          61     April 13, 1993       Corporate Secretary

C. Lofton Fouts, Jr.     68     February 13, 1995    Director

John R. Bone             49     February 13, 1995    Director

Vice Admiral Richard M.  67     May 24, 1995         Director
Dunleavy (Ret.)

         The Company's Board of Directors is required to remain at six (6) members until changed by vote of shareholders. The members of the Board of Directors need not be shareholders of the Company. Further, three members of the Board of Directors may be, but are not required to be, officers, employees, consultants or independent contractors engaged, employed or retained by the Company or its subsidiaries and/or affiliates. Messrs. Sandlin and Bone represent these directors and the Company is currently seeking to replace Wayne
M. Richmon, a former director who resigned from the Board and as Chief Financial Officer in September 1999. The remaining three directors must be individuals who are not directly or indirectly engaged, employed or retained by the Company or its subsidiaries or affiliates. Messrs. Fouts and Dunleavy represent two of these three directors. James N. Lingan was the third of these "independent" directors until his death in March, 1998. The Board of Directors has attempted to seek a replacement for Mr. Lingan.

         Each director and executive officer's business experience during the past five years is described below:

         David E. Sandlin. Mr. Sandlin has been Chairman, President and a Director of the Company and its subsidiaries since March 30, 1994, and was formerly President of Flight International Sales and Leasing, Inc.. Mr. Sandlin has been involved in aircraft marketing and management since 1978. He has worked in various capacities for Cessna and Dassault and has extensive experience with Learjets. In 1990 he founded DESCO Aviation Consultants International ("DESCO") and is an officer, director and 50% shareholder of Maritime Sales & Leasing, Inc. ("Maritime"), a major lessor of turbine aircraft. Maritime has leased a total of 20 aircraft to FII and two to FAI. In addition, Mr. Sandlin leases one aircraft to FAI personally. See Item 12, "Certain Relationships and Related Transactions."

         B. Scott Terry. Mr. Terry has been Executive Vice President since April 3, 2000 and has worked with the Company since 1998, primarily in the role of strategic planning. Mr. Terry served in the United States Navy from 1985 to 1995 where, among other duties, he served as Co-Chairman for the United States Navy Partnership for Peace Program and as the Executive Assistant to the Commander in Chief, U.S. Naval Forces Europe. In August 1995, Mr. Terry began working in corporate finance with Merrill Lynch & Co. In August, 1996 he founded Geneva Limited Partnership, a company that specializes in strategic planning, mergers and acquisitions advisory services and international business development, which he managed until he joined the Company in 1998. Mr. Terry holds a Bachelor of Science degree in Economics from Regents College, and a Master of Science degree in International Business Administration from Boston University.

         Robert C. Dynan. Mr. Dynan has been Chief Financial Officer and Treasurer of the Company, and its subsidiaries, since April 3, 2000. Mr. Dynan has worked with aviation-related businesses since 1976. From 1991 to 1998, he served in various management capacities for Mesa Air Group, Inc., including Vice President of Customer Service for its Air Midwest and WestAir subsidiaries. In April, 1994 he was appointed President of Mesa's Liberty Express division and was elected President of Mesa Airlines, Inc. in January 1998. In October, 1998, he was elected President and Chief Operating Officer of Northern Air Cargo, Inc. In January, 2000 he served as a consultant on the Company's Yute Air acquisition and formally joined Flight International in March. Mr. Dynan received his undergraduate degree in Aviation Management from Auburn University and his Masters of Business Administration degree from the Harvard Graduate School of Business.

         Ann P. Campbell. Ms. Campbell, Corporate Secretary, joined the Company in 1987 as Secretary to the Chief Financial Officer of the Company. Since that time, she has served as Executive Secretary to the Chief Operating Officer and President, and Assistant to the Chairman. Ms. Campbell has over fifteen years experience as a legal secretary and currently serves as Executive Secretary to the Chairman, Executive Vice President, and the Chief Financial Officer.

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

         Vice Admiral Richard M. Dunleavy (Ret.). Admiral Dunleavy, Director, was formerly Assistant Chief of Naval Operations (Air Warfare). Admiral Dunleavy joined the Staff of the Chief of Naval Operations in 1976. From 1978 to 1979 he was Commanding Officer of the USS Ponchatoula and assumed command of the USS Coral Sea in 1979. In 1981, he was selected as Commander of U.S. Naval Forces in the Philippines and later became Commander, Carrier Group FOUR/Commander Striking Force Atlantic. From 1986 to 1989 he was Commander, Naval Air Force, U.S. Atlantic Fleet. Admiral Dunleavy's military awards include a Distinguished Service Medal, three Legions of Merit, eight Air Medals and four Navy Commendation Medals.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company believes that all required Forms 3 and 4 with respect to the fiscal year ended April 30, 2000 were furnished to the Registrant.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth a profile of the Company's executive compensation and shows, among other things, salaries and other compensation paid during the last three years, and certain options granted for the Chief Executive Officer of the Company and the other executive officers of the Company who had aggregate remuneration exceeding $100,000 (the "Named Officers"). The tables following show option grant and option exercise information with respect to the Named Officers.

                                    ANNUAL COMPENSATION
                                    -------------------
                                    Annual        Other         [Long term]
Name, Principal Position   Year     Salary        Comp.         Compensation
------------------------   ----     ------        -----         ------------
David E. Sandlin(4)        2000    $134,124(1)     (2)            $-----(3)
Chairman, President        1999    $129,842(1)     (2)            $-----(3)
Chief Executive Officer,   1998    $110,728(1)     (2)            $-----(3)
Director

(1) Pursuant to an Employment Agreement, dated as of January 3, 1995, by and between the Company and David E. Sandlin, as amended to date (the "Sandlin Agreement"), Mr. Sandlin received a salary at an annual rate of $110,728 during the fiscal year ended April 30, 1998, $129,842 during the fiscal year ended April 30, 1999 and $134,124 during the fiscal year ended April 30, 2000. See "Employment Agreements," below.

(2) The Sandlin Agreement and Mr. Sandlin's employment arrangement prior to entering into the Sandlin Agreement provides for certain perquisites, including an apartment in Newport News, Virginia, travel costs to and from his home in Atlanta, Georgia and an automobile in Newport News. The aggregate cost of these items for the fiscal year ended April 30, 2000 was $39,199 for the fiscal year ended April 30, 1999 was $37,969; and for the fiscal year ended April 30, 1998, $30,079.

(3) On October 7, 1998, Mr. Sandlin was granted 6,000 and 45,000 shares at an option price of $3.00 and $3.12, respectively. On July 16, 1999, Mr. Sandlin was granted 25,000 shares vesting over the next two years at an option price of $3.49. On August 1, 1999, Mr. Sandlin was granted an additional 33,000 shares vesting over the next two years at the same option price of $3.49. See "Employment Agreements," below. On July 1, 2000, Mr. Sandlin was granted 10,000 and 54,000 shares vesting over the next two years at an option price of $4.38.

(4) Mr. Sandlin is an officer, director and 50% shareholder of Maritime. Maritime has leased a total of 21 aircraft to the various subsidiaries of the Company and has engaged in certain other activities with the Company. The Company does not believe that any of the foregoing constituted compensation to Mr. Sandlin, but makes this disclosure for the sake of completeness. See "Certain Relationships and Related Transactions".

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

(a)                  (b)           (c)            (d)           (e)
-----------------    --------      ---------      ---------     ---------
David E. Sandlin      25,000         31.85%         $3.49         7/15/04
                      33,000         42.04%         $3.49         7/31/04

(a)      Name
(b)      Number of Securities Underlying Options/SARs Granted (#)
(c)      Percentage of Total Options/SARs Granted to Employee in Fiscal Year
(d)      Exercise or Base Price ($/sh)
(e)      Expiration Date

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTIONS/SAR VALUES

This table is not included because no options were exercised by the named executive officer during the fiscal year ended April 30,2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of August 1, 2000 regarding the beneficial ownership of the Company's Common Stock of (i) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power.

Name and                                     Amount and
Address of                                   Nature of
Beneficial                                   Beneficial
Owner                                        Ownership (1)     Percent of Class
-----                                        -------------     ----------------
David E. Sandlin                                449,992(2)          36.87
c/o The Flight International Group, Inc.
One Lear Drive,
Newport News, Virginia 23602

B. Scott Terry                                    7,666               *
c/o The Flight International Group, Inc.
One Lear Drive,
Newport News, Virginia 23602

Robert C. Dynan                                   2,500               *
c/o The Flight International Group, Inc.
One Lear Drive,
Newport News, Virginia 23602

Ann P. Campbell                                   4,332               *
c/o The Flight International Group, Inc.
One Lear Drive,
Newport News, Virginia 23602

C. Lofton Fouts, Jr.                              2,999               *
9027 High St., Kensington Gardens
Douglasville, GA 30135

John R. Bone                                    281,992(2)          25.35%
3 East Broad St.
Newman, GA 30263

Name and                                     Amount and
Address of                                   Nature of
Beneficial                                   Beneficial
Owner                                        Ownership (1)     Percent of Class
-----                                        -------------     ----------------
Vice Admiral Richard M. Dunleavy (Ret.)           2,999               *
2220 Sandfiddler Road
Virginia Beach, VA 23456

Maritime Sales & Leasing, Inc.                  108,993              9.82%
3 East Broad Street,
Newnan, Georgia 30623

Charles T. Myers                                101,398              9.14%
4497 Carriage Run
Murrells Inlet, South Carolina 29576

Flight Partners Limited., L.P. ("FPP")           60,048              5.41%
c/o Lincolnshire Management, Inc.
780 Third Avenue, New York, NY 10017
Attention: Mr. William F. Wolffer, Jr.

SouthTrust Bank of Alabama, N.A.                107,408              9.68%
112 N. 20th Street, 3rd Floor
Birmingham, AL 35203
Attention:  C. Trey Maxwell .

LeasePlan USA, Inc.                              61,346              5.53%
180 Interstate North Parkway, Suite 400
Atlanta, GA 30339
Attention: John Stasiowski, Vice President

ALL DIRECTORS AND
EXECUTIVE OFFICERS
AS A GROUP (7 individuals)                      738,478             66.56%

* Represents less than a one percent interest.

(1) Includes currently exercisable options to purchase shares of common stock, namely: Sandlin (110,999), Terry (7,666), Campbell (4,332), Bone (2,999), Dunleavy (2,999), Dynan (2,500) and Fouts (2,999).

(2) Includes 108,993 shares owned by Maritime, of which Messrs. Sandlin and Bone are 50% owners and directors & officers.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Sandlin is an officer, director and 50% shareholder of Maritime, a major lessor of turbine aircraft. Maritime has leased a total of 22 aircraft to the Company's subsidiaries at a total cost to the Company of $3,752,779 for the fiscal year ended April 30, 2000. In addition, Mr. Sandlin personally leases one aircraft to Flight Alaska, Inc. On November 18, 1999, the Company entered into an agreement with Maritime to sell a Lear 30 aircraft and two turbofan engines to Maritime for $1,700,000 and leased those assets back through a two-year lease at a rate of $26,000 per month plus engine reserves at a rate of $225 per aircraft hour. These rates are considered to be fair market rates. The Company believes the financial and other arrangements between it, Maritime and Mr. Sandlin are reasonable and fair and similar to arrangements that would have been made in an arm's length transaction between the Company and an unaffiliated third party. The Company does not believe that Mr. Sandlin's relationship with Maritime materially interferes with his ability to fully perform his obligations to the Company as a director, officer and employee.

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

         Mr. Charles T. Myers is a shareholder of the Company. In addition, Mr. Myers sold his business, Flight Systems, Inc. to the Company on February 29, 2000. In conjunction with the sale of those assets, Mr. Myers provided the Company with a Shareholder Note Payable in the amount of $238,535. The non-interest bearing note matures on February 28, 2001 and is to be repaid through funds generated from operations.

         The Board of Directors of the Company currently requires approval or ratification by the Board of all related party transactions.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         1. The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Exhibit Index.

         2. During the quarter ended April 30, 2000, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 18, 2000                  THE FLIGHT INTERNATIONAL GROUP, INC.


                                         By:    /s/ David E. Sandlin
                                                --------------------
                                                    David E. Sandlin
                                                    Principal Executive Officer

                                         By:    /s/ Robert C. Dynan
                                                -------------------
                                                    Robert C. Dynan
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                         Date
        ---------                       -----                         ----
        s/ David E. Sandlin             Chairman, Director,    October 18, 2000
        -------------------             President, CEO
        David E. Sandlin

        s/ C. Lofton Fouts, Jr.         Director               October 18, 2000
        -----------------------
        C. Lofton Fouts, Jr.

        s/ John R. Bone                 Director               October 18, 2000
        ---------------
        John R. Bone

        s/ Vice Admiral
        Richard M. Dunleavy (Ret.)      Director               October 18, 2000
        --------------------------
        Vice Admiral
        Richard M. Dunleavy (Ret.)

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

         10(d) Employment Agreement dated January 3, 1995 between the Company and David E. Sandlin (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30, 1995).

         10(e) Employment Agreement dated January 3, 1995 between the Company and Wayne M. Richmon (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30, 1995).

         10(f) Award/Contract No. N00019 dated August 30, 1996, issued by the United States Naval Air Systems Command, AIR-2.5.3, Patuxent River, MD to Flight International, Inc. ("CAS-MOS" Contract) (incorporated by reference to the Company's Report on Form 10-KSB/A for the fiscal year ended April 30, 1996).

         Exhibit
         Number     Page              Description
         ------     ----              -----------
                                      Certain portions of this Exhibit have been omitted based upon a request for confidential treatment with the Securities and Exchange Commission (the
                                      "Commission"). The confidential portions have been filed with the Commission.

         10(g)                        Intentionally omitted.

         10(h)                        Intentionally omitted.

         10(i) Fourth Modification Agreement, dated as of April 30, 1996, by and between Flight International Aviation, Inc., Steven D. Delaney, Otto W. Konrad and Signet Bank (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30, 1996).

         10(j) Amended and Restated Deed of Trust Note, dated April 30, 1996, from Flight International Aviation, Inc., as maker, to Signet Bank (incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended April 30, 1996).

         10(k) Documents Relating to Crestar Bank Loan (incorporated by reference to the Company's Report on form 10-QSB for the quarter ended January 31, 1998).

         10(l) Documents Relating to Wachovia Bank Refinancing (incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended January 31, 1998).

         10(m) Option Agreement between David E. Sandlin and the Company dated March 9, 1998 (incorporated by reference to the Company's Report on Form 10-KSB for the year ended April 30, 1998).

         10(n) Current pricing information with respect to CAS-MOS Contract (incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended December 31,
                                      1999)

         10(o)                        Yute Air Alaska Bankruptcy Court Order
                                      dated February 25, 2000

         10(p) Flight International Services, Inc. Asset Purchase Agreement dated February 29, 2000

         10(q) Documents relating to Alaska Industrial Development and Export Authority Agreement dated June 5, 2000

         10(r) Documents relating to Wachovia Bank Line of Credit Agreement dated August 28, 2000

         27                           Financial Data Schedule

ITEM 7. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     April 30,
                                                                           ----------------------------
                                                                           2000                    1999
                                                                           ----                    ----
Current assets
  Cash                                                                $   167,647            $    79,292
  Accounts receivable, net (Note 2)                                     5,701,100              3,517,018
  Inventories (Notes 3, 5 and 6)                                        3,023,887              2,601,966
  Costs in excess of billings                                             722,259                284,699
  Prepaid expenses and other                                              202,412                138,286
  Deposits                                                                806,173                681,799
  Assets held for sale                                                  2,651,012                    -
----------------------------------------------------------------------------------------------------------
Total current assets                                                   13,274,490              7,303,060
----------------------------------------------------------------------------------------------------------
Property and equipment, net (Notes  4, 5 and 6)                         5,313,631              4,157,709
----------------------------------------------------------------------------------------------------------
Other long-term assets, net of amortization of approximately
  $42,000 in 1999                                                         580,308                454,613
Goodwill, net of amortization of approximately $11,000 (Note 1)           962,548                    -
----------------------------------------------------------------------------------------------------------
Total other assets                                                      1,542,856                454,613
----------------------------------------------------------------------------------------------------------
     Total assets                                                     $20,130,977            $11,915,382
----------------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               April 30,
                                                                      ----------------------------
                                                                      2000                    1999
                                                                      ----                    ----
Current liabilities
  Accounts payable                                               $  2,272,191            $   555,609
  Deferred revenue                                                       -                   727,586
  Deferred gain - current portion (Note 12)                           283,060                    -
  Accrued fuel expense                                              1,010,682                923,715
  Accrued expenses and other liabilities                            2,257,375              1,644,703
  Notes payable (Note 5)                                            3,900,391              1,080,505
  Long-term debt due currently (Note 6)                             1,081,525                750,950
  Note payable stockholder (Note 12)                                  238,585                    -
----------------------------------------------------------------------------------------------------------
Total current liabilities                                          11,043,809              5,683,068

Deferred gain, less current portion (Note 12)                         141,531                    -
Accrued engine reserves                                               642,002                448,469
Long-term debt, less current maturities (Note 6)                    3,889,912              2,570,261
----------------------------------------------------------------------------------------------------------
Total liabilities                                                  15,717,254              8,701,798
----------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 8, 9 and 10)
----------------------------------------------------------------------------------------------------------
Stockholders' equity
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 1,109,424 and 1,013,976 issued and
    outstanding (Note 14)                                              11,095                 10,140
  Additional paid-in capital                                        1,328,520              1,007,617
  Retained earnings                                                 3,074,108              2,195,827
----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                          4,413,723              3,213,584
----------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                   $20,130,977            $11,915,382
----------------------------------------------------------------------------------------------------------

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended April 30,
                                                          ---------------------------------
                                                          2000                         1999

Revenues (Note 11)                                    $29,521,241                   $25,313,924
----------------------------------------------------------------------------------------------------------
Operating costs and expenses
  Costs of services                                    24,960,317                    21,322,103
  Gain on disposal of assets (Note 12)                   (492,071)                      (69,760)
  Depreciation and amortization                           884,611                       600,658
  General, corporate and administrative                 2,940,626                     2,320,463
----------------------------------------------------------------------------------------------------------
Total operating costs and expenses                     28,293,483                    24,173,464
----------------------------------------------------------------------------------------------------------
Operating income                                        1,227,758                     1,140,460
----------------------------------------------------------------------------------------------------------
Other (income) expenses
  Interest expense                                        349,477                       331,049
----------------------------------------------------------------------------------------------------------
Total other (income) expenses                             349,477                       331,049
----------------------------------------------------------------------------------------------------------
Income before taxes                                       878,281                       809,411

Income tax expense (Note 7)                                  -                             -
----------------------------------------------------------------------------------------------------------
Net income                                            $   878,281                   $   809,411
----------------------------------------------------------------------------------------------------------
Earnings per share data:
  Basic and diluted earnings per share                $       .85                   $       .80
  Weighted average number of shares - basic             1,029,656                     1,013,976
  Weighted average number of shares - diluted           1,039,217                     1,013,976
----------------------------------------------------------------------------------------------------------

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Common Stock             Additional
                                                  ---------------------          Paid-in      Retained
                                                  Shares          Amount         Capital      Earnings
----------------------------------------------------------------------------------------------------------
Balance, April 30, 1998                         1,013,976        $10,140       $1,007,617    $1,386,416

Net income                                          -               -               -           809,411
----------------------------------------------------------------------------------------------------------
Balance, April 30, 1999                         1,013,976         10,140        1,007,617     2,195,827

Shares issued in acquisition (Note 1)             101,398          1,014          353,886         -

Shares redeemed (Note 14)                          (5,950)           (59)         (32,983)        -

Net income                                          -               -               -           878,281
----------------------------------------------------------------------------------------------------------
Balance, April 30, 2000                         1,109,424        $11,095       $1,328,520    $3,074,108
----------------------------------------------------------------------------------------------------------

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended April 30,
                                                      -------------------------------------
                                                        2000                         1999
                                                        ----                         ----
Operating activities
  Net income                                         $   878,281                 $   809,411
  Adjustments to reconcile net income
    to net cash provided by operating activities
      Depreciation and amortization                      884,611                     600,658
      Engine reserve                                     193,553                    (296,178)
      Gain on sale of assets                            (492,071)                    (69,759)
      Net cash provided (absorbed) by
        Accounts receivable                           (1,684,436)                    472,055
        Inventories                                     (256,692)                   (798,854)
        Costs in excess of billings                     (288,343)                       (111)
        Prepaid expenses and other assets               (211,696)                    682,974
        Accounts payable                               1,093,011                     105,206
        Accrued expenses and other liabilities           283,321                     275,736
        Deferred revenue                                (727,586)                   (950,802)
        Income taxes payable                                -                        (20,000)
----------------------------------------------------------------------------------------------------------
Net cash provided (absorbed) by operating activities    (328,047)                    810,336
----------------------------------------------------------------------------------------------------------
Investing activities
  Proceeds from sale of property and equipment         1,700,000                         -
  Purchase of property and equipment                  (1,710,923)                 (1,103,201)
  Investment in assets held for sale                  (2,651,012)                        -
  Acquisitions                                        (1,298,281)                        -
----------------------------------------------------------------------------------------------------------
Net cash absorbed by investing activities             (3,960,216)                 (1,103,201)
----------------------------------------------------------------------------------------------------------
Financing activities
  Proceeds from lines of credit, net                   1,116,760                     629,409
  Repayment of long-term debt and notes payable       (1,024,774)                   (856,260)
  Proceeds from long-term debt and notes payable       4,215,000                     495,000
  Proceeds from shareholder note payable                  69,632                         -
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities              4,376,618                     268,149
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                        88,355                     (24,716)

Cash and cash equivalents,
  beginning of year                                       79,292                     104,008
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year               $   167,647                 $    79,292
----------------------------------------------------------------------------------------------------------
     See accompanying summary of accounting policies and notes to consolidated financial statements.

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

      In the fourth quarter of the year ended April 30, 2000, the Company added two new subsidiaries described in Note 1 to the financial statements. The Company now also provides commercial airplane maintenance at its new Myrtle Beach, South Carolina location and flight services at its new subsidiary in Alaska.

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

     Costs in Excess of Billings - Costs in excess of billings consists of the cost of parts and labor of customer maintenance work orders in process. Completed work orders are included in accounts receivable.

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

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                   (CONTINUED)

     Other equipment - All other property and equipment is depreciated on a straight-line basis over its estimated useful life or lease term, as applicable. Estimated useful lives are as follows: leasehold interests and improvements, primarily in the airport buildings - 61 months (remaining lease term); equipment, office furniture, and fixtures - 5 years.

     Goodwill - Goodwill is stated at the excess amount of the purchase price over net assets acquired. Goodwill is related to the March 2000 acquisition of the Company's Myrtle Beach, South Carolina subsidiary and is being amortized on a straight line basis over a 15 year period.

     Assets Held for Resale - Assets held for resale includes costs related to the acquisition and refurbishment of three airplanes. The assets are stated at the lower of cost or market. Capitalized interest of approximately $166,000 is included in the April 30, 2000 balance.

     Other Long-Term Assets - Other long-term assets includes costs incurred in developing proprietary airplane maintenance and modification certifications. These costs total approximately $443,000 and are being amortized on a straight line basis over 15 years. The Company also is licensed through its Alaska subsidiary to carry mail for the U.S. Postal Service. The license was acquired at a cost of approximately $112,000 and has no expiration date.

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

     Maintenance Revenue - The Company recognizes maintenance revenue at the time of completion.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                   (CONTINUED)

     Income Taxes - Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly-liquid instruments purchased with a maturity of three months or less to be cash equivalents.

     Earnings Per Share - Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of stock options that could share in earnings of the Company.

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

     Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain requirements are met, a derivative may be specifically designated as a hedge and an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and requires application prospectively. The Company does not expect the adoption of SFAS 133 to have a material effect on the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACQUISITIONS - The Company acquired the assets of Flight Systems, Inc. on March 1, 2000. The purchase price was $150,000 plus 101,398 shares of Company stock and assumption of liabilities. The shares were valued at $3.50 per share. The operations which are located in Myrtle Beach, South Carolina were immediately reincorporated into Flight International Services, Inc. ("FIS") a newly formed wholly owned subsidiary of the Company. Approximately $973,000 of goodwill was recorded on FIS related to the acquisition, which is being amortized evenly over a 15 year period. During April 2000, FIS acquired approximately all of the fixed assets of an avionics company for approximately $240,000.

In April 2000, the Company acquired certain assets of Yute Air through a newly formed entity, Flight Alaska, Inc. ("FAI"). The acquisition was part of a bankruptcy liquidation. The asset purchase was financed by FAI in part with long-term debt totaling $775,000.

The purchase method of accounting was utilized for each transaction. The operating results of these acquired entities have been included in the consolidated statements of operations from the dates of the acquisitions. Unaudited proforma combined results of the Company, as if the acquisitions had taken place at the beginning of the years ended April 30, 1999 and 2000, are not presented, as those results were not considered material to the operations and earnings per share of the Company for the periods presented. A summary of the acquisitions of FIS and FAI can be found at Note 13.

NOTE 2 - ACCOUNTS RECEIVABLE - The balance of accounts receivable is comprised of the following:

                                                      April 30,
                                             ---------------------------
                                               2000               1999
                                               ----               ----

     Flight operations contracts
      and programs                           $5,063,132       $3,400,216
     Commercial                                 551,426          133,483
     Other receivables                          106,229           54,805
                                             ----------       ----------
                                              5,720,787        3,588,504
     Less:  allowance for
      doubtful accounts                         (19,687)         (71,486)
                                             ----------       ----------
                                             $5,701,100       $3,517,018
                                             ----------       ----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 2 - ACCOUNTS RECEIVABLE (CONTINUED)

Accounts receivable from flight operations contracts and programs consist of the following:

                                                   April 30,
                                       ----------------------------------
                                         2000                      1999
                                         ----                      ----
     U.S. Government
      Amounts billed                   $2,053,128              $2,222,312
      Services provided,
       not billed                       2,129,655                 613,143
                                       ----------              ----------
                                        4,182,783               2,835,455
                                       ----------              ----------
     Commercial Customers
      Amounts billed                      770,679                 564,761
      Services provided,
       not billed                         109,670                    -
                                       ----------              ----------
                                          880,349                 564,761
                                       ----------              ----------
     Total flight operations
      contracts and programs           $5,063,132              $3,400,216
                                       ----------              ----------

Accounts receivable are billed in accordance with the terms of the contracts under which they arise. Amounts not billed represent services performed between the last billing date and year end.

Approximately $300,000 of fuel excise taxes incurred by the Company prior to the year ended April 30, 2000 is included in U.S. Government accounts receivable at April 30, 2000. The Company reached an agreement with the Government to bill these amounts which relate to the tax paid by the Company in prior years which had not been billed or reimbursed by the Government prior to the year ended April 30, 2000.

NOTE 3 - INVENTORIES - Inventories are compromised of:

                                                   April 30,
                                       ----------------------------------
                                         2000                      1999
                                         ----                      ----
     Aircraft parts                    $2,828,592              $2,431,023
     Targets and cable                    183,308                 156,830
     Fuel                                  11,987                  14,113
                                       ----------              ----------
                                       $3,023,887              $2,601,966
                                       ----------              ----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 4 - PROPERTY AND EQUIPMENT - Property and equipment consist of the following:

                                                       April 30,
                                           ----------------------------------
                                             2000                      1999
                                             ----                      ----
     Aircraft and engines                  $3,220,532              $2,830,884
     Electronic warfare equipment             519,147                 519,147
     Buildings and leasehold improvements   2,246,378               1,999,791
     Office furniture and fixtures            287,392                 138,185
     Other equipment                        1,839,260               1,055,662
                                           ----------              ----------
                                            8,112,709               6,543,669
     Accumulated depreciation
      and amortization                     (2,799,078)             (2,385,960)
                                           ----------              ----------
     Property and equipment, net           $5,313,631              $4,157,709
                                           ----------              ----------

NOTE 5 - NOTES PAYABLE - During the year ended April 30, 1998 the Company entered into a $2,000,000 asset based borrowing agreement with a bank in Newport News, Virginia, which was subsequently increased to $2,700,000. Under the terms of the agreement, the Company may obtain advances up to 85% of amounts billed by the Company on government contracts. The Company must pay interest at prime plus
 .50% on outstanding advances. Under the agreement, the Company must maintain certain net worth ratios. The Company was in compliance with these ratios at April 30, 2000. Outstanding advances at April 30, 2000 and 1999 were approximately $2,024,000 and $1,081,000, respectively.

During the year ended April 30, 2000, the Company entered into a $500,000 commercial line of credit agreement with a bank in Newport News, Virginia, maturing September 1, 2000. The Company must pay interest at prime plus .50% on outstanding advances. The line of credit is secured by inventory. Outstanding advances at April 30, 2000 were $173,270.

During the year ended April 30, 2000, the Company entered into a loan agreement for $1,300,000 with a bank in Newport News. Interest is payable at the prime rate plus 1.00%. The loan is due in one payment of principal and unpaid interest on February 2, 2001, secured by aircraft.

During the year ended April 30, 2000, the Company entered into a loan agreement for $240,000 in Myrtle Beach, South Carolina. Interest is payable at the monthly LIBOR Index plus 3.00%. The loan is due in one payment of principal and unpaid interest on September 26, 2000, secured by aircraft.

As of April 30, 2000, $163,127 of demand notes payable assumed by the Company were outstanding related to the FIS acquisition. Interest is payable at the Prime rate plus .25% on $123,127 of the outstanding balance with the remainder bearing no interest.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6 - LONG-TERM DEBT - Long-term debt consists of the following:

                                                                                                   April 30,
                                                                                        ---------------------------------
                                                                                            2000              1999
                                                                                            ----              ----
Note payable to a bank with interest payable at 8.5%, due in graduated monthly installments of principal and interest, beginning at $19,000 and ending at
  $37,000, through November 1, 2003, secured by a first mortgage deed of trust on leasehold improvements and assignment of leases on certain real property
  located in Newport News, Virginia.                                                      $1,238,041       $1,482,633

Note payable to a bank with interest payable at 9.25%, due in equal monthly principal installments of $15,938 plus interest through January 15, 2005,
  secured by aircraft.                                                                       908,438        1,099,688

Note payable to a bank with interest payable at 8.22%, due in equal monthly installments of principal and interest of $13,602 through February 2002,
  secured by certain property and equipment.                                                 288,948          411,312

Note payable to a bank with interest payable at 7% through December 8, 1999, and at the five-year U.S. Treasury Bill rate plus 2.10% through December 8, 2001, due in monthly installments of principal and interest of approximately $15,333 through December 8, 2001, secured by inventory. Loan was paid off in September
  1999 with additional financing.                                                                -            312,935

Note payable to a bank with interest payable at 8.9%, due in equal monthly installments of principal and interest of $376 maturing on March 1, 2003,
  secured by a vehicle.                                                                       11,085           14,643

Note payable to a bank with interest payable at 8%, due in equal monthly installments of principal and interest of $12,452, maturing August 2000,
  collateralized by inventory.                                                               205,416              -

Note payable to a bank with interest payable at Prime rate plus 1.00% (10.5%), due in equal monthly installments of principal and interest of $5,952 maturing
  on August 15, 2006, secured by aircraft.                                                   452,384              -

Note payable to a bank with interest payable at the monthly LIBOR Index plus
  3.00% (9.6%), graduated monthly installments of principal and interest, beginning at $8,000 and ending at $12,000, through September 1, 2004, secured
  by aircraft.                                                                               876,500              -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6 - LONG-TERM DEBT (CONTINUED)

                                                                                                  April 30,
                                                                                        ---------------------------------
                                                                                            2000              1999
                                                                                            ----              ----
Note payable to a bank with interest payable at the Prime rate plus 0.75%
  (10.25%), due in equal monthly installments of principal and interest of
  $1,875 through October 15, 2004, secured by aircraft                                    $  215,625       $     -

Note payable to a bank with interest payable at the LIBOR Index plus 3% (9.6%), due in monthly installments of $16,500 beginning June 1, 2000 through May 1,
  2005, secured by aircraft.                                                                 775,000             -
                                                                                          ----------       ----------
                                                                                           4,971,437        3,321,211
  Current maturities                                                                       1,081,525          750,950
                                                                                          ----------       ----------
  Long-term debt, net                                                                     $3,889,912       $2,570,261
                                                                                          ----------       ----------

At April 30, 2000, aggregate principal payments due for long-term debt for the next five fiscal years and thereafter were as follows:

                      2001                              $1,081,525
                      2002                               1,082,465
                      2003                                 959,436
                      2004                                 798,032
                      2005                                 939,195
                    Thereafter                             110,784
                                                        ----------
                                                        $4,971,437
                                                        ----------
                                      F-13

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7 - INCOME TAXES - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The sources of temporary differences and their effect on net deferred tax assets (liabilities) are summarized as follows:

                                                                       April 30,
                                                              ---------------------------
                                                              2000                1999
                                                              ----                ----
     Deferred gain                                            $   161,000        $     -
     Deferred revenue                                                 -             276,000
     Engine reserve                                               244,000           197,000
     Allowance for bad debts                                        7,000            26,000
     Vacation expense                                              83,000            67,000
     Net operating loss carryforwards                           2,964,000         3,163,000
     Basis difference of property and equipment                  (225,000)         (232,000)
                                                              -----------        ----------
     Net deferred tax asset                                     3,234,000         3,497,000

     Valuation allowance                                       (3,234,000)       (3,497,000)
                                                              -----------        ----------
                                                              $       -          $     -
                                                              -----------        ----------

The provision for income taxes differs from the amount determined by applying federal statutory tax rates to pre-tax income as a result of the utilization of net operating loss carryforwards. Income tax expense is comprised of federal alternative minimum tax and state taxes in 1998.

The Company has recorded a valuation allowance for the deferred tax asset due to uncertainty of its realization, due in part, to the short term nature of the Company's major contracts.

As of April 30, 2000, the cumulative net operating loss available for federal income tax purposes was approximately $7,800,000, which will expire primarily during years ended 2006 - 2011 and 2019, subject to certain limitations due to reorganization, if not previously utilized.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8 - OPERATING LEASE COMMITMENTS - The Company leases various aircraft and engines under operating leases for use on government contracts. Total lease expense for these aircraft was approximately $9,719,000 and $7,272,000 for the years ended April 30, 2000 and 1999, respectively. Such lease expenses included approximately $7,028,000 and $4,160,000 for the years ended April 30, 2000 and 1999, respectively, for contingent rentals based on hours flown. See discussion of related party lease commitments at Note 12.

The Company leases various office facilities and airport property under lease arrangements with terms expiring through May 2004. Other operating leases are for office machines and aircraft maintenance equipment. The lease expense for these operating leases was $391,000 and $369,000 for the years ended April 30, 2000 and 1999, respectively. Such lease expenses included approximately $105,000 and $102,000 for the years ended April 30, 2000 and 1999, respectively, for contingent rentals based on revenue.

At April 30, 2000, future minimum lease payments on operating leases for each of the next five fiscal years were as follows:

                     2001                       $3,206,000
                     2002                        1,189,000
                     2003                        1,122,000
                     2004                          813,000
                     2005                          397,000
                  Thereafter                        51,000
                                                ----------
                                                $6,778,000
                                                ----------

NOTE 9 - CLAIMS, CONTINGENCIES, AND COMMITMENTS - On February 4, 1994, the Company filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of Virginia (the "Bankruptcy Court") for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). On December 8, 1994, the Bankruptcy Court entered an order confirming the Company's joint plan of reorganization (the "Plan"), and the Plan became effective on December 28, 1994 (the "Effective Date"). For accounting purposes, the effective date was deemed to be December 31, 1994.

Pursuant to the Plan, a total of 1,000,000 shares of new common stock were authorized and 998,976 shares were issued. The 9,899,713 shares of common stock previously outstanding were retired. Of the new shares of common stock issued, 51,000 shares are being held by the Company to satisfy the remaining claims of the unsecured creditors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 10 - EMPLOYEE BENEFIT PLANS - The Company sponsors a defined contribution pension plan covering all eligible employees. Employees become eligible to participate upon completing one year of service in a job classification not subject to a collective bargaining agreement. One year of service is defined as any consecutive 12 month period in which the employee works 1,000 hours. Participants may elect to have 1% to 15% of their compensation contributed to the Plan, up to the maximum allowed by law. Contributions to the Plan are matched by the Company at the rate of 50% of the first 6% of employees' contributions. All employee contributions, rollover contributions, and earnings thereon are 100% vested. Company contributions vest at a rate of 20% per year. The participant may designate his contribution and employer matching contributions to be invested in any combination of seven money market, stock or bond funds maintained by the Trustee. After a participant dies or retires, the participant or his beneficiary is entitled to receive the entire vested balance of his account.

The Company reserves the right to amend or terminate the Plan at any time. If the Plan is terminated, each participant is then vested with the amount in their account. The Company contributed approximately $72,000 and $59,000 to the Plan for the years ended April 30, 2000 and 1999, respectively.

NOTE 11 - TRANSACTIONS WITH MAJOR CUSTOMER - Revenues from all U.S. government contracts included in Flight operations are approximately as follows:

                                                                  Percent
                                                Amount         Total Revenue
                                                ------         -------------
     Fiscal year ended April 30, 2000        $23,643,000            80%
     Fiscal year ended April 30, 1999        $19,444,000            77%
     Fiscal year ended April 30, 1998        $17,174,000            78%

NOTE 12 - RELATED PARTIES - The Company has a note payable on advances from a stockholder of $238,585. The note is non-interest bearing and matures February 2001.

The Company has entered into lease agreements with Maritime Sales and Leasing ("MSL") for certain aircraft which require future minimum lease payments at April 30, 2000 for each of the next five years as follows: 2001 - $2,300,000, 2002- $634,000, 2003 - $634,000, 2004 - $634,000, and 2005 - $219,000. David
Sandlin, President and CEO of the Company, is also an officer of MSL.

During the third quarter of the year ended April 30, 2000, the Company entered into a sale/leaseback transaction with MSL to sell a plane and two engines. Total proceeds from the sale were $1,700,000, however due to the leaseback, the Company is amortizing approximately $566,000 of the $916,000 gain realized on the transaction over the 2 year term of the lease.

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

During 1996, the Company entered into a lease with the Aviation Company. David Sandlin has an ownership interest in the Aviation Company. The single aircraft lease called for payments of $500 per hour flown. Approximately $3,000 and $67,000 of lease expense was incurred for the years ended April 30, 2000 and 1999, respectively. The lease was terminated in January 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 12 -  RELATED PARTIES (CONTINUED)

Total rent expense on all related party leases were approximately as follows:

     Fiscal year ended April 30, 2000              $4,942,000
     Fiscal year ended April 30, 1999              $3,085,000

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - The Company made interest payments of approximately $520,000 and $355,000 for the years ended April 30, 2000 and 1999, respectively, including interest capitalized of approximately $166,000 for the year ended April 30, 2000.

A summary of the acquisitions of FIS and FAI is as follows:

                                                        FIS            FAI
--------------------------------------------------------------------------------
Fair value of assets acquired                       $  785,000     $1,221,000
     Goodwill recorded                                 973,000           -
     Liabilities assumed/incurred                    1,253,000         73,000
     Cash paid                                         150,000      1,148,000
     Fair value of stock issued for acquisition        355,000           -

NOTE 14 - STOCKHOLDERS' EQUITY - During the year ended April 30, 2000, the Company redeemed 5,950 shares of stock in satisfaction of an outstanding receivable of approximately $33,000.

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

Year Ended April 30,                                2000                          1999
--------------------------------------------------------------------------------------------------------
                                                         Weighted-                      Weighted-
                                                         average                        average
                                                         exercise                       exercise
                                          Shares          price         Shares           price
--------------------------------------------------------------------------------------------------------
Options outstanding at
  beginning of year                       74,650          $3.07         38,000          $2.00

Options granted                           92,000           3.37         74,650           3.07
Options exercised                           -               -           -                 -
Options forfeited
  (cancelled)                            (13,300)          3.10        (38,000)          2.00
--------------------------------------------------------------------------------------------------------
Options outstanding at end of year       153,350          $3.25         74,650          $3.07
--------------------------------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

As of April 30, 2000, 88,844 options are vested and exercisable at a weighted average price per share of $3.18. The weighted average remaining life of options outstanding is approximately eight years. The Company applies APB Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. The weighted average fair value of options granted during the year ended April 30, 2000 is $1.56. Proforma net income and basic and diluted earnings per share under the provisions of SFAS 123 for the effect of options granted and outstanding for the years ended April 30, 2000 and 1999 are $735,494 and $.71 and $715,575 and $.71, respectively. For the purposes of computing the proforma amounts, the fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, no expected volatility, risk-free interest rate of 5.72% and 5.09% for the years ended April 30, 2000 and 1999, respectively, and expected life of eight years.

NOTE 15 - FOURTH QUARTER RESULTS- In the fourth quarter of the year ended April 30, 2000, the Company recorded net adjustments which increased its net income by approximately $400,000 reflecting approximately $825,000 of unrecorded contract revenues earned during the third quarter and the deferral of a portion of a gain related to a sale-leaseback transaction ($425,000).

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC
                                   ACCOUNTANTS

To the Board of Directors and Stockholders of The Flight International Group, Inc.

We have audited the accompanying consolidated balance sheets of The Flight International Group, Inc. and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Flight International Group, Inc. and subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Richmond, Virginia                                      BDO Seidman, LLP
August 31, 2000