Form 10-K
period 2002-04-30
FLIGHT INTERNATIONAL GROUP INC
filed 2002-08-19
CIK 732775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from________ to_________

                         Commission file number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


          Georgia                                       58-1476225
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

        One Lear Drive                                     23602
       Newport News VA                                  (Zip Code)
(Address of principal executive offices)

                                 (757) 886-5500
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                   New Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of the date hereof, there is no public market for the issuer's securities.

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes    No

As of August 16, 2002 there were 1,109,588 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

Introduction

         The Flight International Group, Inc. (the "Company") was incorporated in Georgia on May 7, 1982. The Company is an aviation services company that performs military training services using specially modified commercial aircraft, principally under contract with the United States Department of Defense ("DOD"), other government agencies and foreign countries, operating through its direct and indirect subsidiaries. In addition, with the use of these aircraft, the Company has established a market for training and testing in the aerospace industry. The Company also operates a fixed base operation ("FBO") at the Newport News/Williamsburg International Airport ("NN/W Airport"), a scheduled cargo and charter passenger airline throughout Alaska, and an Aircraft Modification, Repair and Overhaul ("MRO") Center at the NN/W Airport.

         Flight International, Inc., a Georgia corporation ("FII"); Flight International Aviation, Inc., a Georgia corporation ("FIA"); Flight International Sales and Leasing, Inc., a Delaware corporation ("FSL"); Flight Alaska, Inc., a Delaware Corporation ("FAI"); and, until April 2001, Flight International Services, Inc., a Delaware corporation ("FIS"), are each wholly-owned subsidiaries of the Company. Flight International of Florida Inc., a Florida corporation ("FIF"), is a wholly owned subsidiary of FII.

         On May 9, 2002, the Company entered into an Asset Purchase Agreement with VTF Corporation ("VTF"). As detailed in the Preliminary Proxy Statement filed August 16, 2002, VTF will assume substantially all of the Company's assets and liabilities and those of the Company's wholly-owned subsidiaries for $6,500,000 (subject to adjustment based on the amount of indebtedness assumed by VTF). The transaction is subject to approval of the Company's shareholders and other closing conditions. There can be no assurance that the transaction will be consummated.

Government Contracts

         The majority of the Company's revenues are derived from contracts with the United States Federal government. For fiscal year 30, 2002, revenue from contracts with the United States government represented approximately 68.7% of the Company's consolidated revenues, as compared to 63.9% in fiscal 2001 and 80.1% in fiscal 2000.

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

         Typically the Company's contracts with the DOD have been awarded competitively pursuant to federal procurement laws and procedures. These agreements are usually annual contracts having additional one-year option periods that may be exercised by the DOD.

         For each year of any government contract, including the base year and any option year that the government has elected to take, all contract revenues are contingent upon the availability of adequate funding.

         Typically payments received under government contracts normally are based upon flight hours at the price per flight hour as established in the contract. Flight hours are measured from the time aircraft and personnel depart for a pre-designated location to perform the assigned training or support mission through completion of the mission and the return of the aircraft to the predetermined station. Under most government contracts, it is necessary to attain a predetermined mission success rate or other contract performance standard.

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

         For each contract year, the Company receives payment from the government for the number of guaranteed flight hours specified in the contract at the applicable contract rate. Payment to the Company for unflown guaranteed hours, if any, will be determined in accordance with standard government reimbursement procedures and will not be received until the end of the contract year.

         The Company's DOD contracts generally are firm, fixed-price contracts under which the Company bears the risk that the prices paid by the government will be sufficient to cover actual costs incurred in performing under the contract, plus the amount of profit expected in pricing its bid or proposal. The Company may, however, file claims for equitable adjustment in the event certain unforeseeable cost overruns occur. The resolution of such claims is a negotiation between the parties and no assurance can be given that all or any part of the relief will be granted.

         In some instances, the Company may be selected as a "sole-source" provider to perform its services. In this case, final pricing is negotiated between the parties based on costs and profit margins acceptable to both. The Defense Contract Audit Agency ("DCAA") has the right to audit the Company's books and records. When firm, fixed-price contracts are awarded after a competitive bid, prices are not normally subject to re-negotiation or retroactive adjustment and therefore the chances of such an audit are greatly diminished. In the event a contract is awarded to the Company on a sole-source basis, final prices and costing are subject to full audit by the DCAA.

Competition

         The Government markets in which the Company conducts fleet operations are moderately competitive. Price usually is a significant factor considered in awarding contracts. Many firms, ranging in size from companies having substantially smaller operations than the Company to affiliates of major corporations having substantially greater resources than the Company, compete directly with the Company for contracts awarded by the United States government and the other fleet operations customers and potential customers of the Company.

         Competitive factors other than price which affect the award of flight operations contracts include the number of employees, total company revenues, the firm's experience in the field of aviation services and adequacy of resources, including maintenance personnel, aircrews, repair facilities and aircraft.

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

         In October 1999, the Company entered into an agreement with Geophysical & Environmental Resources Corporation ("GERC"), an unrelated party, to form Geoflight, LLC, ("GFL") a joint venture between GERC and the Company. GFL was formed to provide remote sensing services to public and private customers using an array of airborne sensing devices. Management believed this transaction would position the Company to compete in the emerging market for private aerial imaging and intelligence gathering services. No substantial investments were made in GFL, nor did GFL have any material operations in fiscal year 2002.

         In December 1999, the Company entered into an agreement with the United States Bankruptcy Court for the District of Alaska (the "Court") to manage the operations of Yute Air Alaska, Inc. ("Yute"). The Company managed the ongoing operations of Yute until March 28, 2000, when the Court approved and ordered the sale of selected assets of Yute to FAI. An asset purchase agreement was executed on April 28, 2000 following successful transfer of Yute's Air Carrier Operating Certificate and Certificate of Public Convenience and Necessity. The acquisition represented the Company's desire to expand its services into the scheduled cargo airline business. Total consideration for the transaction consisted of $373,282 in cash and $775,000 in additional long-term debt obligations.

         Effective February 29, 2000, the Company completed, through Flight International Services, Inc. ("FIS"), the acquisition of the assets and certain liabilities of Flight Systems, Inc., in Myrtle Beach, South Carolina. The acquisition represented the Company's desire to expand its services and capabilities in the commercial aircraft maintenance and modification business. Total consideration for the transaction consisted of $150,000 cash and 101,398 shares of Common Stock of the Company and the assumption of approximately $468,000 in net liabilities. Between March 1, 2000 and April 30, 2000 the Company made additional investments in working capital in FIS.

         By July 2000, management determined that an economic downturn was already having substantial negative impact on commercial aviation. The Company failed to realize its targets for revenue growth in this market segment. In October 2000, with the downturn deepening, a decision was made to sell the assets of FIS and a search was conducted for a likely buyer. In November 2000, the Company entered into an agreement with Reliance Aviation Industries, Inc. ("Reliance") to sell substantially all of the business of FIS in a stock sale transaction for a $600,000 promissory note payable over 48 months, beginning in May 2001. Reliance subsequently defaulted in its obligations under the note and the Company reclaimed tooling, inventory and equipment. Based on re-marketers valuations of the reclaimed assets, bad debt expense of $210,000 was recorded for the shortfall between the realizable value of the reclaimed assets and the remaining balance on the note. Losses from this discontinued operation totaled $2,506,003 in fiscal year 2001, consisting of a loss from discontinued operations of $1,461,003 and a loss on disposal of discontinued operations of $1,045,000.

Uncertain military and political climate

         The Company is operating its business at a time of significant instability in domestic and international security affairs. As it was in fiscal year 2002, the Company's business may be particularly sensitive to military and/or terrorist attack, to changes in utilization and demand caused by actual and perceived risk of such attacks, and shifts in government fiscal priorities to tax relief or defense spending. While these world events and subsequent government responses may have a near term negative impact, it is not known whether such events, including terrorism and other heightened security concerns, will have any long-term effect, positive or negative, on the Company's business.

Fleet Composition

         As of April 30, 2002, the Company operated 46 aircraft. As of the date hereof, the Company operates 47 aircraft. FII operates 22 Learjets, five Fairchild Metro III's and four other prop aircraft. These aircraft are used in the conduct of fleet operations for government and commercial customers. The Company plans to return three Learjet 20's Series, which have become surplus resources to the Lessor in the near future. In addition, the Company owns and operates electronic warfare equipment used in conjunction with its fleet operations contracts.

         FAI operates four twin-turboprop Casa 212s, one twin-prop Navajo Chieftain and nine single-engine prop aircraft. The Company introduced a Twin turbine Beech KingAir in March, 2002.

         FIA provides a Cessna 172E in conjunction with its flight training programs and has access to FII's twin-engine fleet for multi-engine training opportunities. The Company maintains an inventory of spare aircraft parts, equipment and tooling used in support of the Company's fleet, as well as for the repair and maintenance of third party aircraft. In addition to the aircraft listed above, the Company currently holds two Jetstream J-31 turbo-prop aircraft for resale.

Flight International, Inc. - Fleet Operations

         In August 1996, the Company was awarded the Commercial Air Services-Military Operations Support contract ("CAS-MOS"), a derivative of the original government contract awarded to the Company in 1980 and operated until September 1993. The new contract began on October 1, 1996 and would have completed its final option period in September 2001. After submitting a firm, fixed-price proposal in a competitive-bid environment, the Company was notified that it was the sole bidder for the follow-on contract that was to have been awarded by October 1, 2001. The Company was further notified that the bid exceeded the maximum funding authorization for the requested services and the contract would require re-bidding after the DOD revised the scope of the requested services to ensure they would be within budget guidelines. To ensure the continuation of training services, the DOD requested up to four additional 90-day extension periods (referred to as option periods 5, 6, 7, and 8) to the current contract to allow sufficient time for the re-bidding and award processes. The Company agreed to the government imposed price increases in each of the four potential option periods based on expected utilization rates, but was subsequently notified that option periods 5,6,7,and 8 would not include two Lear 30 aircraft added in the final year of the original contract. On March 31, 2002, the Company completed the sixth and final option period of the 1996 contract. The contract contributed 50.9% of the Company's revenue in fiscal year 2001 and 54.6% for fiscal year 2002.

         In April 2002, the Company was awarded the follow-on CAS-MOS contract and began operations in an uninterrupted manner on April 1, 2002. The new contract is again comprised of a base and four annual option periods through March 31, 2007. The new contract substantially reduces the Company's risks associated with fuel-cost fluctuations, as fuel becomes government furnished. In addition, market-associated cost increases for liability and hull insurance will be reimbursable by the government under the new agreement. The Company also has negotiated with its subcontractors to recover overhead and administrative costs, further strengthening its position. Under new guidelines required of "large contractors", the Company must now conform to "Cost Accounting Standards" as outlined in the Federal Acquisition Regulations. During the period of conversion to these standards, the government reserves the right to review overhead and indirect costs and adjust the prices paid for the services provided based on proven expenses in these areas. Since the government has accepted the risk of fuel and insurance volatility, total funding for the Company's services may be competing with these costs in out-years. No assurances can be made that activity levels will remain at the base-year level in option periods, but any changes in utilization in subsequent years would result in the renegotiation of rates between the parties. Furthermore, there can be no assurance that the government will exercise any of the options on the CAS-MOS contract to continue past the base year.

         In September 1999, the Company was awarded a Commercial Air Services contract to provide Electronic Warfare ("EW") training and VIP transportation for the United States Navy's 6th Fleet deployed in and around the Mediterranean Sea ("CAS-MED"). Based in Naples, Italy, the contract requires three Learjet 30 Series aircraft, two of which require "multi-mission" configuration that provide passenger transportation as well as required training services. The contract, which consists of one base year and 4 option years, commenced on October 1, 1999. In fiscal year 2002, the contract contributed 6.2% of the Company's revenues. There can be no assurance that the government will exercise its remaining options on the CAS-MED contract.

         The Company is a relatively small competitor in the European marketplace for EW training, target tow and VIP transportation services. Management has attempted to penetrate this marketplace using the CAS-MED contract as a springboard. Competitors in this market include a number of large companies with significant financial resources and no assurances can be given that the Company will increase its market share.

         FII performs contract flight services for the DOD, other government agencies and commercial customers. The Company utilizes specially modified business jets, propjets and piston-powered aircraft in conjunction with the training of military aircrews, radar operators and weapons controllers in the techniques of airborne target identification and interception.

         Under the DOD contracts, FII's aircraft provide radar calibration and target acquisition training, tow airborne targets for air-to-air and surface-to-air missile and gunnery live firing exercises and use airborne electronic countermeasures equipment and techniques to disrupt ship, aircraft and land based communications and radar. Contracts with the DOD generally provide for compensation based on flight hours of usage. Flight crews are required to hold United States government security clearances in connection with certain classified aspects of the services provided.

         In addition to its contracts with the DOD, a small portion of the Company's revenues from fleet operations are generated from customers in the aerospace industry that use specially configured aircraft for training and testing. Typically, customers utilize aircraft and flight crews in connection with product development. Many of these services are provided pursuant to purchase orders rather than long-term contracts.

         Seasonality is a significant factor in contract fleet operations (historically representing a majority of FII's revenues) affecting both revenue and cash flow. Revenues are lower during midsummer and winter months. To help mitigate these effects, the Company requested and was granted the ability to bill the government for a portion of its fixed operating expenses on a monthly basis under the CAS-MOS contract effective November 2001. The Company anticipates that this method of invoicing will reduce the negative impact caused by seasonality in the future, but can provide no assurance that the program, which is being conducted on experimental basis during the base year of the contract, will continue in the future.

         In addition to offering contract fleet services, FII offers its aircraft and equipment for lease or rental to DOD and other government customers. During the fiscal year ended April 30, 2002, the Company continued to provide aircraft leasing and maintenance to the U.S. Navy/Naval Weapons Center in China Lake, California, providing Metro III aircraft necessary to accomplish transportation of naval personnel. This revenue stream returned to nominal levels in 2002, following two years of elevated revenues, when the Navy desired to upgrade the Metro III fleet with additional avionics and structural modifications.

Flight Alaska, Inc.

         On April 28, 2000, FAI began providing scheduled air cargo services from five major hubs in Western Alaska to more than 60 villages throughout the state. Flight Alaska's primary customer is the United States Postal Service. Mail in Alaska is tendered to qualified air carriers serving the state through an "equitable tender" system that provides each carrier with an equal share of the mail for each market served. Through its acquisition of Yute Air's assets and the transfer of Yute's operating certificates, FAI was automatically qualified to receive an equitable share. FAI has expanded its operations to every major hub in Alaska.

         FAI utilizes a combination of single and twin engine reciprocating aircraft to perform its mail and freight carriage services. The Company believes that the single engine aircraft acquired in the Yute Air acquisition are well suited to carry mail and freight to the small villages throughout Alaska. The twin-engine aircraft are equipped to operate in all but the worst weather conditions.

         Mail rates are set by the US Department of Transportation ("DOT") and are updated periodically based on average industry costs. Management believes the Company's ownership costs provide a competitive advantage and allow management to spend more than its competitors on training and other safety investments. In general, insurance costs in Alaska are double those experienced in the Company's other operations. Through aggressive safety programs, management intends to reduce its insurance costs in Alaska and further enhance its competitive position.

         In response to rapidly escalating fuel prices in 1999, Alaskan air carriers petitioned the DOT for interim fuel cost adjustments. The DOT honored the request and has instituted a quarterly adjustment decreasing the carrier's exposure to fuel cost volatility.

         FAI also provides charter freight and passenger services to government organizations and businesses throughout the state. FAI has negotiated contracts and agreements with several oil producers and oil-field support companies to provide air transportation for passengers and freight on Alaska's North Slope. In addition, management has negotiated aircraft storage and maintenance support agreements with Phillips Petroleum to support that company's aviation operations.

         In December 2001, FAI was granted authority by the DOT to carry passengers on a scheduled basis. Management implemented a plan to develop scheduled-passenger operations in underserved markets utilizing twin-engine aircraft capable of carrying both passengers and freight. These services began in May 2002 in Nome, Alaska. FIA contributed 18.7% of total revenues in fiscal 2002, 15.3% in fiscal 2001 and 3.4% in fiscal 2000.

Flight International Aviation, Inc.

         FIA operates a Fixed Base Operation ("FBO") at the NN/W Airport pursuant to an agreement with the Peninsula Airport Commission that terminates in January 2004. The Company offers a full range of aviation services customarily provided by such a facility to third parties. These services include aircraft fueling, maintenance services (including inspections and engine and airframe repairs), aircraft modifications, avionics installation and replacement, charter, pilot services and aircraft storage.

         The competitive market for FBO services may be local, regional or national, depending upon the particular type of service considered. Competition with respect to fuel and maintenance generally arises from other FBOs located at the same airport or within the vicinity of such airport. The availability of storage hangars for aircraft is also an important competitive factor. Generally, pilots with aircraft hangared at a facility will purchase fuel and a substantial portion of their maintenance and avionics requirements at that facility. The Company maintains three hangars at its Newport News FBO that are used for its fleet of aircraft as well as third-party aircraft. Management does not believe that revenues from its FBO are dependent on a single customer. FIA contributions to total revenues for fiscal 2002, 2001, and 2000 are 3.9%, 4.4%, and 5.9% respectively.

Flight International, Inc. - Modification Repair and Overhaul Center

         FII operates a Modification, Repair and Overhaul (MRO) Center, in conjunction with its fleet operations at the NN/W Airport, pursuant to an agreement with the Peninsula Airport Commission that terminates in January 2004. The MRO Center consists of approximately 29,000 square feet of hangar space and 25,000 square feet of maintenance, shop and office space.

         FII intends to exploit the expertise it has developed maintaining its fleet of aircraft to repair, modify and maintain customer aircraft. The airport is strategically located in the highly traveled Eastern Seaboard corridor, with a heavy concentration of corporate aviation. FII competes with other facilities, particularly Learjet Service Centers, nationwide.

         During 1998 and 1999, management forecasted that demand for modification, repair and overhaul services by aircraft Original Equipment Manufacturers (OEM's) would provide an excellent growth opportunity to expand on the Company's ability to design and modify "special missions" aircraft. Additionally, several OEM's approached the Company to perform post-production modifications to recently manufactured aircraft, minimizing disruption of the OEM's highly automated assembly processes.

         In February 2000, the Company acquired the assets and certain liabilities of Flight Systems, Inc. (FSI), a subsidiary of Aviation Technology Group, Inc. in Myrtle Beach, South Carolina. Located on the site of a former U.S. Air Force base, the facility provided ample facilities to expand the Company's aircraft Modification, Repair and Overhaul business lines into larger, more complex aircraft. A wholly owned subsidiary, Flight International Services, Inc., was established to utilize the assets acquired from FSI. FSI's core business, Airline Heavy Check maintenance, provided the Company with an existing revenue base upon which to build the modification work. FSI's 80 employees were hired by FIS to continue the inspection, repair and overhaul services provided to several airlines.

         The facilities in Myrtle Beach provided sufficient room for repair and overhaul of regional airline sized aircraft and virtually all corporate aircraft. Capabilities at FIS included airframe, interiors, sheet metal, accessories, composites, and paint shops.

         The economic recession of early 2000 caused a dramatic reduction in demand for both air carrier and corporate MRO services. When anticipated revenue growth failed to materialize, management determined that the FIS division would not be economically viable within an acceptable time period. The decision was made to dispose of the business and a suitable buyer was found in November 2000.

         The Company continues to expand its MRO business lines at its facilities at the NN/W Airport. The Company plans to utilize its expertise as a producer of "special missions" aircraft and its considerable experience with Learjet aircraft to expand its MRO sales.

         The MRO contributed 4.5% of total revenues in fiscal 2002, 7.4% in fiscal 2001, and 5.2% in fiscal 2000.

Regulation

         The Company's business is subject to regulation by the U.S. Federal Aviation Administration ("FAA") and the Department of Transportation, under the provisions of the Federal Aviation Act of 1958, as amended (the "Aviation Act"). The DOT is responsible for, among other things, evaluating and determining the fitness of individuals and organizations to function as air carriers, and maintaining jurisdiction over consolidations, mergers and acquisitions of air carriers.

         The FAA regulates aircraft and air carrier operations, including personnel employed, equipment used, ground facilities, maintenance, communications and other matters. More specifically, the FAA regulates the operation of aircraft in commercial operations, including FII and FAI operations, under Federal Aviation Regulation Part 135, and regulates MRO Centers, including those operated by FII and, formerly by FIS, under Federal Aviation Regulation Part 145.

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

         Because of the extensive use of radio and other communication facilities in its aircraft operations, the Company is also subject to the Federal Communications Commission Act of 1934, as amended (the "FCC Act"), and regulation there under by the Federal Communications Commission ("FCC"). The Company believes it is in compliance with all material requirements of the FCC Act and the FCC.

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

         As of April 31, 2002, the Company had 281 employees, including 209 full-time employees. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's executive offices and corporate headquarters are located at One Lear Drive, Newport News, Virginia 23602, where the Company has approximately 10,000 square feet of office space.

         As of April 30, 2002, FIA's leasehold interests at the NN/W Airport represent approximately 1.6% of the total assets of the Company. These leasehold interests consist of three hangars totaling 29,000 square feet and approximately 25,000 square feet of maintenance shop and office space. The leasehold improvements are amortized on a straight-line basis over the term of the land lease, which runs through January 2004. There are no plans for additional improvements to the property, and, in the opinion of management, the property is adequately insured.

         As of April 30, 2002, FAI's leasehold interests in Bethel, Alaska, acquired in June 2000, represent approximately 3.8% of the total assets of the Company. These leasehold interests consist of a single hangar totaling 14,000 square feet of hangar, shop and office space. These leasehold improvements are amortized on a straight-line basis over the term of the land lease, which runs through June 2015. In the opinion of management, the property and its contents are adequately insured.

         FAI's leasehold interests in Anchorage, Alaska consist of a single hangar totaling 5,800 square feet of hangar, shop and office space, leased from Signature Aviation, on a month-to-month basis. There are no plans for leasehold improvements to this facility. In the opinion of management, the property and its contents are adequately insured.

         FAI's leasehold interests in Dillingham, Alaska consist of a single hangar totaling 6,400 square feet of hangar, shop, office, and mail-storage space. The leasehold runs month-to-month. There are no plans for additional improvements to the property. In the opinion of management, the property and its contents are adequately insured.

         FAI's leasehold interests in Deadhorse, Alaska consist of a portable hangar facility erected in December 2000. The land lease consists of 13,500 square feet of land upon which the 8,000 square foot hangar was erected. The land lease runs annually, with three option years. There are no plans for additional improvements to the property. In the opinion of management, the property and its contents are adequately insured.

         The Company presently maintains or operates a fleet of 47 aircraft, of which 11 are owned and 36 are leased. The Company also owns, subject to a Deed of Trust and Security Interest Lien to Vbank, formerly First Union National Bank, certain buildings, hangars and maintenance facilities. As of April 30, 2002, the indebtedness to Vbank was approximately $615,286. The indebtedness to Vbank provides for complete amortization thereof through graduated payments through November 2003, at which time the entire obligation will be satisfied.

         A majority of the Company's assets are pledged as collateral on its debt and capital lease obligations. The Company leases the land underlying its maintenance and headquarters building and hangars until the year 2004, pursuant to a lease agreement with the Peninsula Airport Commission of Newport News, Virginia.

ITEM 3. LEGAL PROCEEDINGS.

         Except as described below, there are no material legal proceedings to which the Company is a party or to which any of its assets or properties are subject. The Company is subject to normal litigations in the ordinary course of business.

         Charles T. Myers, Flight Systems, Inc., Aviation Technologies, Inc. and George Kosko v. Flight International Group, Inc. The plaintiffs alleged that the Company breached an asset purchase agreement by failing to pay various liabilities incurred by Aviation Technologies Group, Inc. following the Company's acquisition of Flight Systems, Inc. It is also alleged that the Company failed to pay loans made to it by Flight Systems, Inc. The Plaintiffs have also asserted an unjust enrichment claim based on the same facts. The co-plaintiff in that case, George Kosko, is an attorney who represented Charles Myers in the asset purchase process. Mr. Kosko is suing to recover attorneys fees that he contends the Company owes him for work he did representing Mr. Myers and his companies in negotiating the asset purchase agreement. The Company has answered the Complaint, discovery is ongoing and the Company is defending the case vigorously. The Company believes that an unfavorable outcome is unlikely. The Company believes it has paid all that it owed to the Plaintiffs and it has pending viable counterclaims. Management believes that the value of the counterclaims could well outweigh the collective value of all claims made in the Complaint, but there can be no assurance thereof.

         There has been a recent development in the Charles Myers, et al v Flight International Group, Inc. litigation as previously reported pending in United States District Court in South Carolina. Mr. Myers, a Shareholder of the Company, filed a motion to enjoin the sale of the Company's assets. His theory is that the Company would no longer be able to respond to a judgment favorable to the plaintiffs. In our view and the Company's counsel view, the motion is frivolous. The Company has filed its response, which details the deficiencies of the motion for a preliminary injunction. Our counsel has advised us that they do not believe the motion poses any serious threat to the transaction, however, we can provide no assurances thereof.

         The claim by Mr. Kosko for attorney fees is $84,917. The Company has offered the amount that was asserted to be due Mr. Kosko at the time of closing, which was approximately $50,000. The Company has continued to offer that amount to Kosko. The demand made by Mr. Myers and his related companies is $220,733. Counsel does not believe that Mr. Myers and his related companies will be able to recover that amount based upon the facts as known at this juncture in the litigation.

         BB&T of South Carolina v. Aviation Technologies, Inc. and Charles T. Myers v. Flight International Group, Inc. This is a case brought against Myers and his related companies relating to $26,838 of indebtedness they admittedly owe BB&T. Mr. Myers and his related company, Aviation Technologies Group, filed a third party complaint against The Flight International Group arguing that it is responsible for this debt due to the sale. Counsel does not believe that Mr. Myers and his related companies will be able to recover that amount based upon the facts as known at this juncture in the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended April 30, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company became a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in 1984, at the time of its initial public offering of securities.

         The shares of New Common Stock of the Company currently are not listed on any stock exchange or listed on any automated quotation system.

         The Company believes that since April 30, 1993, virtually no public trading has taken place with respect to the New Common Stock and its predecessor class of common stock. There is no established public trading market currently for the New Common Stock, and, therefore, no bid information is available.

         The approximate number of holders of record of Common Stock as of August 16, 2002 is 1,528. The Company has no other class of securities authorized. On December 10, 1996, the shareholders of the Company approved an amendment to the Company's Amended Certificate of Incorporation to increase the number of authorized shares of Common Stock from 1,000,000 to 10,000,000 shares.

         There have been no cash dividends declared in the past five fiscal years, and the Company does not anticipate awarding cash dividends in the foreseeable future, except as one possible action following consummation of the transactions contemplated by the Asset Purchase Agreement.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company and its subsidiaries as of and for each of the fiscal years: 2002, 2001, 2000, 1999 and 1998. No pro forma data for the Company giving effect to the proposed Asset Sale is provided because the Company does not believe such information is material to shareholders in evaluating the proposed Asset Sale since the proposed Asset Sale consideration is all cash.

The financial information for the Company, as of and for each of the fiscal years: 2002, 2001, 2000, 1999 and 1998 has been derived from the consolidated financial statements of the Company, which have been audited by BDO Seidman, LLP. The following financial information should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements of the Company and the notes thereto included in this proxy statement.

                                                         As of or for the Year Ended April 30,
                                 --------------------------------------------------------------------------------------
                                       2002              2001(2)          2000(1)          1999             1998
                                 ----------------- --------------------------------------------------------------------
Statements of Operations
   Data:
Net revenues                       $ 44,788,464      $ 37,400,960     $ 28,984,109     $ 25,313,924     $ 22,060,399
Operating costs and
 expenses                            46,574,746        37,271,322       27,300,578       24,173,464       20,935,929
 Income (loss) from
 continuing operations
 before taxes                        (2,731,025)         (975,016)       1,335,849          809,411          758,883
 Loss from discontinued
 operations                               -            (1,460,721)        (457,568)            -                -
 Loss on disposal of
 subsidiary                               -            (1,045,282)            -                -                -
Net income (loss)                    (2,731,025)       (3,481,019)         878,281          809,411          725,883
 Basic and diluted earning
  (loss)
 per share data:
 Continuing operations                (2.46)            (0.88)            1.29             0.80             0.72
 Discontinued operations                -               (2.26)           (0.44)            0.00             0.00
Balance sheet data:
 Current assets                      14,692,306        10,192,369       13,274,490       7,303,060         7,675,340
 Total assets                        25,166,430        21,025,793       20,130,977       11,915,382       11,793,619
 Current liabilities                 20,820,894        13,459,329       11,043,809        5,683,068        4,866,982
 Long-term debt and
   other liabilities                  6,143,359         6,633,760        4,673,445        3,018,730        4,512,907
 Shareholders' equity (deficit)      (1,797,823)          932,704        4,413,723        3,213,584        2,404,173
Other data:
   Book value per share                N/A               0.84             3.98             3.17             2.38

(1) Includes the acquired net assets of FAI and FIS
(2) Includes operations of FAI, acquired April 2000.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The Company's significant accounting policies are more fully described in its Summary of Accounting Policies to the Company's consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

The Company recognizes contract revenue as hours are flown, at the average rate per flight hour, over the term of each contract. Certain contracts provide for a guaranteed minimum number of flight hours per contract year. Contract revenue for such guaranteed but unflown hours, if any, is recognized at the end of the contract year. The Company recognizes maintenance revenue at the time of completion.

Calculation of Inventory

The Company's inventories are recorded as follows:

Aircraft parts, which consist of rotables and repairable and expendable aircraft components, are recorded using the specific identification method at the lower of cost or market for rotables and repairable aircraft components, and the lower of average cost or market for expendable components.

Targets and cable, which are special equipment required to perform target tow missions, are recorded at the lower of average cost or market.

Fuel, which includes Jet A and Avgas, both of which are consumed in the performance of contracts and sold commercially, is recorded at the lower of average cost or market.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 2002 COMPARED TO THE YEAR ENDED APRIL 30, 2001

Revenues

For the year ended April 30, 2002, revenues from continuing operations totaled $44,788,464. This represents an increase of 19.75% over the prior year. In fiscal year 2002, the Company's revenues were generated from three sources. Fleet Operations of owned or leased aircraft accounted for 91.7% of total revenue, while the MRO Center produced 4.5% of sales and the FBO provided 3.8% of total revenues.

A year-over-year revenue comparison for each source is outlined in the following table. Fleet Operations and Fixed Base Operations showed increases while the MRO Center posted a decrease in revenues as displayed below (in thousands):

                        12 Months Ended  12 Months Ended
                        April 30, 2002   April 30, 2001    % Increase (Decrease)
                        --------------   --------------    ---------------------

Fleet Operations           $ 41,059         $ 33,009               24.4%
MRO Center                 $  2,023         $  2,761             (26.7)%
Newport News FBO           $  1,706         $  1,630                4.7%

The increase in Fleet Operations revenues can be attributed to a 15.6% net increase in FII's Government fleet operations sales, a 112.0% increase in FII's commercial fleet operations sales due to flight operations conducted in Australia and a 46.4% increase in revenues at FAI associated with charter operations as part of a six month sub-contract with Bristol Environmental. Fleet Operations revenues were adversely impacted by reductions in revenues of $858,000 for the aircraft-leasing contract at China Lake as revenues returned to "pre-aircraft modification" levels. Revenues associated with the CAS-MED contract decreased by $294,000. NATO and CAS-MOS revenues increased $5,483,000, however sub-contractor revenues for tanker operations added $4,606,000 of this total. While the revenue gains for CAS-MOS of $716,000 represented a 3.8% increase, management had been forecasting an 8.0% increase based on the assumption that the CAS-MOS bridge contract's service level would mirror the previous contracts. Two aircraft required by the original CAS-MOS contract were excluded from the bridge contract. As a direct result, the Company's revenues were $800,000 lower than its forecasts. Similarly, revenues in Flight Alaska, Inc. were lower than its forecasts by approximately $1,000,000 as revenue opportunities for FAI's large twin turbo-prop aircraft were adversely impacted by the events of September 11th. Anticipated oil industry revenues failed to materialize as several of the major oil producers on the North Slope of Alaska curtailed their exploration and development plans. Finally, the oil industry's plans to explore and develop the Alaska Natural Wildlife Refuge (ANWR) were dealt a severe blow when the United States Congress failed to pass enabling legislation. The prospects of future oil exploration and development have been significantly diminished. The Company plans to reposition the four CASA 212's and the Beech King Air to more profitable DOD contracts under FII.

MRO Center revenues were lower in fiscal 2002 as general economic conditions impacted the aviation maintenance sector significantly. Airframe "Service Life Extension Program" (SLEP) revenues decreased over prior year's levels as a result of the uncertainty after September 11th. The Company began to realize value from its efforts to develop and market a Landing Gear SLEP. Commercial and government MRO activities were also curtailed by internal modification and depot level maintenance requirements on existing and newly acquired fleet operations aircraft.

FBO revenues increased in fiscal 2002 over the prior year, despite the effects of September 11th, due to an increase in discount air carrier operations at the NN/W Airport. Increased fuel prices also contributed to the gain offsetting the reduction in the volume of gallons pumped. In addition, at year-end the Company was awarded the Defense Fuel Sales contract for the NN/W airport that will provide roughly $1,000,000 in annual fuel sales revenues for DOD customers such as FII's military training operations. The three-year contract runs through March 31, 2005. There can be no assurances that the contract would continue past that date.

Cost of Services

Cost of services from continuing operations includes the direct operating expenses of aircraft utilized and maintained by the Company. Types of expenses incurred include the following: lease, fuel, insurance, maintenance, pilots and equipment. Also included are the costs of operating the FBO at the NN/W Airport, the costs of goods sold and direct labor for the MRO Center.

For fiscal year 2002, there was a 29.1% increase in cost of services from continuing operations. The major factors contributing to the increase in cost of services were expenses related to the cost of fuel, aircraft lease, insurance and tax expenses associated with temporarily idle assets required for the delayed follow on contract and general increases in operational activities associated with growth in CAS-MOS subcontracted services and Flight Alaska business lines. Overall gross margins declined to 7.8% from 15% in the prior year. Included in the net change is a reclassification of previously recorded G&A expenses. This change was in response to the CAS-MOS directed requirement for Cost Accounting Standards compliance. Had these changes not been made management estimates that, the gross margin would have declined to 9.9% from 15% for the prior fiscal year.

During fiscal year 2002, fuel prices were stable, but at historically elevated levels and substantially above the prices bid in the Company's long-term contracts. Management requested an equitable fuel adjustment for the Government's fiscal year that ended September 30, 2001, but the request has been denied. Fuel expenses were adjusted upward $240,000 in fiscal year 2002 to reflect these additional un-reimbursed costs from fiscal 2001.

As is prevalent in capital-intensive businesses, the majority of the Company's direct operating costs are fixed. Aircraft ownership, insurance, taxes, facilities related costs, certificate management personnel and related overheads, and contract management personnel and their related overheads are determined by contractual commitment and cannot be readily reduced. Most of the remaining costs, including flight crew and maintenance wages, tend to be semi-variable in nature based on contractual commitments to respond to our customer's requests for service with little or no notice.

As the sole bidder on the new CAS-MOS contract, the Company began preparations for performing the new contract in November 2001 anticipating a January contract start date. The new contract called for additional Learjet 30 Series aircraft with greater time-on-station capabilities than six of the Company's existing Learjet 20 Series aircraft. While modification costs can be capitalized, aircraft ownership expenses during the preparation process cannot. Management calculates the ownership costs for the three additional aircraft acquired for the follow-on CAS-MOS contract generated $575,000 of expenses in fiscal 2002. With the contract award date postponed until April 1st, the Company had no other interim use for these aircraft causing significant erosion in operating margin.

Management believes that with the start-up of the follow-on CAS-MOS contract, fleet utilization rates and revenue yield increases have positioned the Company for substantially higher margins than have been experienced in the past 5 years.

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

Depreciation and amortization of $1,609,342 for fiscal year 2002 reflects an increase of 25.5% compared to fiscal year 2001. The $327,402 increase is due primarily to depreciation on an additional aircraft and equipment of $160,000, increased activity levels for fleet aircraft resulting in increased engine depreciation expenses of $5,000, increased airframe depreciation of $60,000 and depreciation associated with the assets acquired in Alaska of $105,000.

General, Corporate and Administrative

General, corporate and administrative expenses from continuing operations consist principally of facility costs associated with the Company's hangars and corporate headquarters, and labor costs associated with the administrative and sales staff. General, corporate and administrative expenses from continuing operations aggregated $3,813,459 for the fiscal year 2002, a decrease of 16% over the fiscal year 2001. The decrease was primarily due to the reclassification of overhead type expenses to the Cost of Services line. This change was in response to the CAS-MOS directed requirement for Cost Accounting Standards compliance. Had these changes not been made, general, corporate and administrative expenses would have been consistent with prior fiscal years' expenses.

In 2002 the Company realized bad debt expense of approximately $500,000. Included in this adjustment was a charge of $210,000 for the default of a note receivable from Reliance Aerotech associated with the sale of FIS's assets. Overall, bad debt expense was decreased by $500,000 over those experienced in fiscal 2001.

In fiscal 2002, the Company experienced approximately $300,000 in one-time legal and accounting support costs associated with the VTF acquisition, $215,000 for additional accounting and operating software design and implementation expenses and $196,000 in general increases associated with growth in operating levels.

Interest Expense

Net interest expense for fiscal 2002 decreased to $944,743 from $1,104,654 for the prior fiscal year, or 14.5%. The decrease in interest expense is principally due to the decrease in interest rates charged on the gross borrowing and adjustments for overcharged interest expenses in the prior year.

Income Tax Expense

Income tax expense varies from statutory tax rates principally because of the utilization of net operating loss carry forwards. For further discussion see
Note 8 to the Consolidated Financial Statements included herein.

Net Income

The consolidated net loss on continuing operations for fiscal year 2002 was $2,731,025, or a loss of $2.46 per share. In fiscal year 2001, the consolidated net loss on continuing operations was $975,016 or $.88 per share and total consolidated net loss after discontinued operations was $3,481,019 or $3.14 per share. The weighted average number of shares was 1,109,588 and 1,109,424 respectively.

YEAR ENDED APRIL 30, 2001 COMPARED TO THE YEAR ENDED APRIL 30, 2000

Revenues

For fiscal year 2001, revenues from continuing operations totaled $37,400,960. This represents an increase of 29.0% over the prior year. In fiscal year 2001, the Company's revenues were generated from three sources. Fleet Operations of owned or leased aircraft accounted for 88.3% of total revenue, while the MRO Center produced 7.3% of sales and the FBO provided 4.4% of total revenues.

A year-over-year revenue comparison for each source is outlined in the following table. While Fleet Operations and the MRO Center showed substantial increases, Fixed Base Operations revenues decreased as displayed below (in thousands):

                        12 Months Ended  12 Months Ended
                        April 30, 2001   April 30, 2000    % Increase (Decrease)
                        --------------   --------------    ---------------------
Fleet Operations          $  33,009         $25,772                28.1%
MRO Center                $   2,761         $ 1,510                82.8%
Newport News FBO          $   1,630         $ 1,702                (4.4)%

The increase in Fleet Operations revenues is due to continued expansion of flying hours in the CAS-MOS contract, the addition of FAI's revenue stream, and an increase in compensation associated with an extension of the Company's contract with the U.S. Navy to supply and maintain five Metro III aircraft for charter passenger service at China Lake, California. Included in the extension of the China Lake Contract were revenues for modifying the Metro III fleet to new DOD safety and operating standards. At the end of fiscal 2001, the Company deployed additional assets to Australia in support of an interim flight training services agreement to provide EW training for the Royal Australian Navy. As a subcontractor to Raytheon Australia, the Company will also participate in the modification of a Learjet 35 Series during fiscal 2003. In addition, the Company's efforts to grow European sales met with success as sales to NATO and several NATO-related customers also increased. In the past, parts sales to government agencies were classified as Fleet Operations revenue. Management reclassified approximately $585,000 from Fleet Operations to Commercial Maintenance during fiscal 2001. On a comparable basis, Fleet Operations revenues would have increased by 30.3% over fiscal 2000 levels.

MRO Center revenues were up due to the performance of several large aircraft modification and refurbishment programs during the year ended April 30, 2001. During this period, several customers brought high-time aircraft for Service Life Extension Program services. Management also took steps during 2001 to place all maintenance-related revenues under its MRO business line. In the past, parts sales to government agencies were classified as Fleet Operations revenue. Management reclassified approximately $585,000 from Fleet Operations to Commercial Maintenance during fiscal 2001. On a comparable basis, MRO revenues increased by 44.1% over fiscal 2000 levels.

FBO revenues decreased due to continued market share erosion and a softening of the overall general aviation activities during the year.

Cost of Services

Cost of services from continuing operations includes the direct operating expenses of aircraft utilized and maintained by the Company. Types of expenses incurred include the following: lease, fuel, insurance, maintenance, pilots and equipment. Also included are the costs of operating the FBO at the NN/W Airport, the costs of goods sold and direct labor for the MRO Center.

For fiscal year 2001, there was a 30.6% increase in cost of services from continuing operations. The major factor contributing to the increase in cost of services was expenses related to the cost of fuel, aircraft hull and liability insurance expenses, and general increases in operational activities associated with growth in CAS-MOS and Flight Alaska business lines. The overall gross margin declined to 15% from 16% in the prior year.

The Company has worked to decrease its exposure to volatile fuel prices by performing as many services as possible on an Aircraft, Crew, Maintenance and Insurance (ACMI) basis. Under an ACMI arrangement, the Company is responsible for aircraft ownership, crew, maintenance and insurance expenses. The customer is responsible for cost of fuel, ground handling, landing and air traffic control fees (if any), and any and all crew accommodation expenses. Due to existing fixed-price contracts and the Company's common-carriage operations, it is neither practical nor possible to perform all the Company's services on an ACMI basis and the Company is not able to eliminate this exposure completely. During fiscal year 2001, fuel prices were extremely volatile increasing over 30% from the prior year and adversely affected profitability. Management subsequently requested an equitable fuel adjustment for the same period from the DOD and that request is currently being reviewed. In anticipation of a partial reimbursement, management recorded a credit of $240,000 for fiscal year 2001. No assurance can be made that all or part of this equitable fuel adjustment request will be honored.

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

Depreciation and amortization of $1,281,940 for the fiscal year ended April 30, 2001 reflects an increase of 62.4% compared to fiscal year 2000. The $492,423 increase is due primarily to depreciation on an additional aircraft and equipment of $125,000 increased activity levels for fleet aircraft that increased engine depreciation expenses of $70,000, and depreciation associated with the assets acquired in Alaska of $205,000.

General, Corporate and Administrative

General, corporate and administrative expenses from continuing operations consist principally of facility costs associated with the Company's hangars and corporate headquarters, and labor costs associated with the administrative and sales staff. General, corporate and administrative expenses from continuing operations aggregated $4,537,730 for fiscal year 2001, an increase of 71.5% over the prior fiscal year. The increase was a result of expenses associated with continuing implementation of new accounting software systems, administrative and traffic related expenses associated with the Company's Alaska operations, additional legal fees associated with the Company's divestitures during the year and an increase in bad debt expense of approximately $947,000. This bad debt expense was primarily due to additional reserve requirements combined with direct customer account write-offs.

Interest Expense

Interest expense increased to $1,104,654 from $347,682 for the prior fiscal year, or 217.7%. The increase in interest expense is principally due to an increase in short-term borrowings to fund the working capital requirements of the additional business enterprises that began or were acquired during the fiscal year and interest on the additional fixed assets added during fiscal 2001. The Company had capitalized interest of approximately $166,000 related to assets held for resale in fiscal 2000. See "Liquidity and Capital Resources" below.

Income Tax Expense

Income tax expense varies from statutory tax rates principally because of the utilization of net operating loss carry forwards. For further discussion see
Note 8 to the Consolidated Financial Statements included herein.

Net Income

The consolidated net loss on continuing operations for fiscal year 2001 was $975,016, or a loss of $.88 per share and the consolidated net loss after discontinued operations was $3,481,019 or a loss of $3.14 per share compared to a net profit on continuing operations of $1,335,849 or $1.29 per share and a consolidated net profit after discontinued operations of $878,281 or $0.85 per share, for the year ended April 30, 2000. For fiscal 2000, the impact to net income from the discontinued Myrtle Beach Operation was $457,568. The weighted average number of shares was 1,109,424 and 1,029,656, respectively.

YEAR ENDED APRIL 30, 2000 COMPARED TO THE YEAR ENDED APRIL 30, 1999

Revenues

For fiscal year 2000, revenues from continuing operations totaled $28,984,109. This represents an increase of 14.5% over the prior fiscal year. In fiscal year 2000, the Company's revenues were generated from three sources. Fleet Operations of owned or leased aircraft accounted for 89.0% of total revenue, while the MRO Centers (Commercial Maintenance) produced 5.2% of sales and the FBO provided 5.8% of total revenues.

A year-over-year revenue comparison for each source is outlined in the following table. While Fleet Operations showed substantial increases, Commercial Maintenance and Fixed Base Operations revenues decreased as displayed below (in thousands):

                        12 Months Ended  12 Months Ended
                        April 30, 2000   April 30, 1999    % Increase (Decrease)
                        --------------   --------------    ---------------------
Fleet Operations            $25,772          $20,875               23.5%
Commercial Maintenance      $ 1,510          $ 2,667              (43.4)%
Newport News FBO            $ 1,702          $ 1,772               (4.0)%

The increase in Fleet Operations revenues is due to continued expansion of flying hours in the CAS-MOS contract, the addition of the CAS-MED contract in October 1999, and an increase in compensation associated with an extension of the Company's contract with the U.S. Navy to supply and maintain five Metro III aircraft for charter passenger service at China Lake, California. Included in the extension of the China Lake Contract were revenues for modifying the Metro III fleet to new DOD safety and operating standards.

Commercial Maintenance revenues were down due to the Company's requirement to procure and ready three additional Learjet 30 Series aircraft for operations in conjunction with the award of the CAS-MED contract.

FBO revenues decreased due to increased competition at the NN/W Airport that resulted in the loss of some fuel sales market share.

Cost of Services

Cost of services from continuing operations includes the direct operating expenses of aircraft utilized and maintained by the Company. Types of expenses incurred include the following: lease, fuel, insurance, maintenance, pilots and equipment. Also included are the costs of operating the FBO at the NN/W Airport and the costs of goods sold and direct labor for the MRO Centers.

For fiscal year 2000, there was a 14.2% increase in cost of services from continuing operations. The major factor contributing to the increase in cost of services was expenses related to the cost of fuel, some non-recurring expenses associated with start-up of the CAS-MED contract and the Flight Systems, Inc. acquisition. The overall gross margin increased to 16.0% from 15.8% in the prior fiscal year.

The Company has worked to decrease its exposure to volatile fuel prices by performing as many services as possible on an Aircraft, Crew, Maintenance and Insurance (ACMI) basis. Under an ACMI arrangement, the Company is responsible for aircraft ownership, crew, maintenance and insurance expenses. The customer is responsible for cost of fuel, ground handling, landing and air traffic control fees (if any), and any and all crew accommodation expenses. Due to existing fixed-price contracts and the Company's common-carriage operations, it is neither practical nor possible to perform all the Company's services on an ACMI basis and the Company is not able to eliminate this exposure completely. During fiscal year 2000, fuel prices increased over 100% and adversely affected profitability. During fiscal year 2000, actual fuel expense was $2,545,580 versus $2,217,290 in the prior year, which reflects both an increase in fuel price and flight activity.

During fiscal year 2000, the Company recognized approximately $300,000 in expense reimbursement for federal excise taxes paid in prior years for fuel used in connection with the CAS-MOS contract. The expense was initially recognized in fiscal years 1997, 1998 and 1999. This tax reimbursement is shown as an offset to fiscal year 2000 fuel expense.

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

Depreciation and amortization of $884,611 for fiscal year 2000 reflects an increase of 47.3% compared to fiscal year 1999. The $284,000 increase is due primarily to fully depreciating an aircraft engine which required overhaul prematurely of $105,000, the addition of depreciation for two months at FIS of $95,000, increases in assets associated with additional aircraft, equipment and facilities required for expansion of the CAS-MOS and CAS-MED contracts, and GeoFlight equipment.

General, Corporate and Administrative

General, corporate and administrative expenses from continuing operations consist principally of facility costs associated with the Company's hangars and corporate headquarters, and labor costs associated with the administrative and sales staff. General, corporate and administrative expenses from continuing operations aggregated $2,645,932 for the year ended April 30, 2000, an increase of 14.0% over the prior twelve-month period. The increase was a result of additions of personnel responsible for the Company's new activities, expenses associated with implementation of new accounting software systems and additional legal fees associated with the Company's expansion during the year.

Interest Expense

Interest expense increased to $347,682 from $331,049 for the prior fiscal year, or 5.1%. The increase in interest expense is principally due to an increase in short-term borrowings to fund the working capital requirements of the new contracts and business enterprises that began or were acquired during the fiscal year. In addition, the Company capitalized interest of approximately $166,000 related to assets held for resale. See "Liquidity and Capital Resources" below.

Income Tax Expense

Income tax expense varies from statutory tax rates principally because of the utilization of net operating loss carry forwards. For further discussion see
Note 8 to the Consolidated Financial Statements included herein.

Net Income

The consolidated net profit from continuing operations for fiscal year 2000 was $1,335,849, a profit of $1.29 per share compared to a net profit of $809,411 or $0.80 per share, for fiscal year 1999. The weighted average number of shares was 1,029,656 and 1,013,976, respectively.

In the fourth quarter of fiscal year 2000, the Company recorded net adjustments, which increased net income by approximately $400,000, reflecting an adjustment for approximately $825,000 of unrecorded contracts revenues earned during the third quarter and a deferral of a portion of a gain related to a sale-leaseback transaction of $425,000.

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

         While flight operations and the FBO showed substantial increases, the maintenance and repair facility revenue increased to a greater extent, as displayed below (in thousands):

                              12 Months Ended  12 Months Ended
                              April 30, 1999   April 30, 1998   % Increase
                              ---------------  ---------------  ----------
Flight Operations                 $20,875          $ 18,585         12%
Commercial Maintenance            $ 2,667          $  1,853         44%
Newport News FBO                  $ 1,772          $  1,622          9%

         The increase in flight operations is primarily due to a 10% increase in revenues from the CAS-MOS contract. Other contract flying also increased by more than 20%. Maintenance revenue increased due to a large mid year project involving the rebuilding of a damaged Learjet. FBO revenues increased following a pattern of increased traffic through the NN/W Airport.

Cost of Services

         Cost of services include, the direct operating expenses of aircraft owned and leased by the Company. Types of expenses incurred include the following: lease, fuel, insurance, maintenance, pilots and equipment. Also included are the costs of operating the FBO at the NN/W Airport. The costs for the aircraft repair facility are also included in costs of services.

         For fiscal year 1999 there was a 17% increase in costs of services. The major factor contributing to the increase in cost of services was expenses related to the CAS-MOS contract. The overall gross margin declined to 16% from 18% in the prior fiscal year.

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

         Depreciation and amortization of $600,658 for fiscal year 1999 reflects an increase of 5% compared to fiscal year 1998. This change is primarily due to an engine purchase completed during the year.

General, Corporate and Administrative

         General, corporate and administrative expenses consist principally of facility costs associated with the three hangars and corporate headquarters building, and labor costs associated with the administrative and sales staff. General, corporate and administrative expenses aggregated $2,320,463 for fiscal year 1999, an increase of 7% over the prior fiscal year. The increase is not due to one particular event but more of an overall increase in all aspects of general and administrative costs.

Interest Expense

         Interest expense decreased to $331,049 from $365,540 for the prior fiscal year, or 9%. The decrease in interest expense is principally due to the pay down of long-term debt as well as more favorable rates of interest on the line of credit with Crestar Bank.

Income Tax Expense

         Income tax expense varies from statutory tax rates principally because of the utilization of net operating loss carry forwards.

Net Income

         The consolidated net profit for fiscal year 1999 was $809,411, a profit of $.80 per share compared to a net profit of $725,883, or $.72 per share, for fiscal year 1998. The weighted average number of shares was 1,013,976 for both years.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED APRIL 30, 2002

         The Company's growth plan resulted in a significant number of financing transactions in fiscal year 2002. During that year, the Company continued to fund its growth and operations primarily through short and long-term borrowings.

Cash from Operations

         Net losses and non-operating items and the effect of depreciation and reserves absorbed $1,053,214 in fiscal 2002 versus $1,697,706 absorbed in fiscal 2001. Changes in working capital accounts provided $3,504,055 in fiscal year 2002 while providing $2,117,807 in the prior fiscal year. On a net basis, the Company's operating activities provided $2,450,841 for fiscal year 2002, while providing $420,101 in the comparable prior year period.

Cash to Investing Activities

         Acquisition of additional property and equipment absorbed $1,654,541, additional investment assets held for resale absorbed $1,566,081, and investment in other long-term assets consumed $65,000. The purchase of two J-31 aircraft and their preparation for resale absorbed $1,566,081 and investment in other long term assets consumed $65,000. On a net basis, investment activities resulted in the absorption of $3,199,926 in fiscal year 2002.

Cash from Financing Activities

         In fiscal year 2002, the Company utilized a combination of short and long-term borrowing to fund its expansion needs. Net proceeds from long-term debt and notes payable provided $1,300,000. Net proceeds from lines of credit provided an additional $883,232 in cash to fund increased working capital requirements that accompanied the expansion. Repayment of scheduled long-term debt and notes payable absorbed $1,422,391. During the fiscal year, short and long-term financing activities provided a total of $760,841.

         For fiscal year 2002, the Company realized a net increase in cash and cash equivalents of $11,756.

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

         On August 1, 1999, the Company entered into an agreement with Wachovia Bank, N.A. ("Wachovia") to provide $1,300,000 in "floor-plan" debt, at an interest rate of prime plus 1%, to facilitate the purchase of a Learjet 35 Series aircraft that the Company intended to refurbish and sell. In a related transaction dated August 15, 1999, the Company refinanced one of its owned Learjet aircraft to secure $500,000 of additional working capital to cover refurbishment investments on this aircraft. These aircraft provide security for the debt.

         On October 15, 1999, the Company entered into an agreement with First Commercial Bank to provide $225,000 in term debt at an interest rate of prime plus .75% to facilitate the purchase of one Piper Navajo and one Piper Aztec for use in the Company's GFL operation.

         On February 29, 2000, as part of the FIS acquisition, the Company entered into an agreement with a shareholder for a non-interest bearing stockholder note payable maturing February 28, 2001 in the amount of $168,953. Net advances from February 29, 2000 to April 30, 2000 increased the balance to $238,585. Following a complete reconciliation of accounts between December 15, 1999 and February 29, 2001, the Company concluded that it believes that the shareholder misrepresented the basis for this note. The disposition of this note is part of the basis of current litigation and no action has been taken to reduce the current liability of approximately $203,000 until the outcome of the litigation is known.

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

         On June 5, 2000, the Company entered into an agreement with the Alaska Industrial Development and Export Authority to purchase a hangar in Bethel, Alaska for $1,100,000. The purchase was financed in total by AIDEA and is payable over 15 years at an interest rate of 9.25%. The loan is collateralized by the hangar facilities.

         On September 5, 2000, the Company entered into a new Loan and Security Agreement with Wachovia for all its short-term financing needs. The new agreement provides for up to $5,500,000 in credit and is represented by a term note. The Company is obligated to pay Wachovia interest at LIBOR plus 2.5% on the average outstanding balance plus 25 basis points on any unused portion of the line. The line may be reduced at the discretion of the Company, without penalty. This instrument, which replaces current short-term financing of $4,123,127 at BB&T, SunTrust, Harbor, and Wachovia Banks collectively, represents more favorable pricing, terms and conditions to the Company. The new line is secured by the Company's accounts receivable, inventory held for resale, intangible assets and an assignment of its CAS-MOS and CAS-MED contracts. In August 2001 and January 2002 the line was increased to provide additional working capital to fund the continued revenue growth of the Company. Currently, the credit line is authorized up to $7,250,000 and carries a rate of Prime plus one-half percent. As of April 30, 2002, the available balance on the line is $1,421,000.

         In February 2001, the Company determined it had operational need for an aircraft that previously was shown as an asset held for resale. Bank financing in the amount of $2,100,000 in term debt at a rate of LIBOR plus 3% was secured from Wachovia Bank for the asset, which has an estimated market value of $2,500,000.

         In July 2001, the Company purchased two Jetstream 31 aircraft from Maritime Sales and Leasing Inc. (an affiliate of our Chairman and President, David E. Sandlin and a director, John Bone) with the intent to prepare them for resale. The two aircraft were acquired for $1,300,000 and were financed with an equal amount of term debt at a rate of 8.55% by Wachovia Bank. The planes have been substantially prepared for resale and are being marketed by the Company currently.

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

         Contractual obligations and commercial commitments of the Company as of April 30, 2002 are approximately as follows:

SCHEDULE OF CONTRACTUAL OBLIGATIONS:




                                                Payments due by period
                  ----------------------------------------------------------------------------------------
                                    Less than
                  Total             1 year           1-3 years         4-5 years        After 5 years
                  ----------------------------------------------------------------------------------------
Long-term
debt              $ 7,090,256        $1,555,433      $ 3,567,812       $1,104,311       $862,700
Capital
leases                439,540           252,500          187,040          -                 -
Operating
leases             22,079,000         5,817,000        9,877,000         6,385,000          -
                  -------------------------------------------------------------------------------
Total
Contractual
cash
obligations       $29,608,796        7,624,933       $13,631,852        $7,489,311       $862,700
                  ===============================================================================

         In addition to the above minimum lease commitments, historically the Company has incurred additional lease expense that is based on hours flown for which there is no minimum obligation. Amounts paid under these agreements were approximately $10,473,000, $6,839,000, $7,028,000, $4,160,000 and $3,485,000,
for the years ended April 30, 2002, 2001, 2000, 1999 and 1998, respectively.

SCHEDULE OF COMMERCIAL COMMITMENTS:

                                         Amount of commitment expiration per period
                  ----------------------------------------------------------------------------------------
                                    Less than
                  Total             1 year           1-3 years         4-5 years        After 5 years
                  ----------------------------------------------------------------------------------------
Line of
credit *          $7,250,000        $7,250,000       $ -               $ -               $  -


* The Company has a line of credit agreement with a bank. The Company may borrow up to 90% of net eligible accounts receivable on government contracts and 85% of commercial receivables. Borrowings under the line of credit may not exceed $7,250,000. At April 30, 2002, the Company had borrowings outstanding under the line of approximately $5,830,000.

         The Company believes that it will be able to refinance debt as necessary as it becomes due. In addition, the Company believes that current levels of cash together with cash from operations and funds available under its borrowing arrangements will be sufficient to meet its capital requirements for the next twelve months.

BUSINESS TRENDS AND RESULTS OF SUBSIDIARY OPERATIONS

General

         On a consolidated basis, the Company's profitability was adversely impacted during fiscal 2002 by the losses associated with its Alaska operations, lower than anticipated asset utilization and revenue generation on the CAS-MOS bridge contract, efforts of the Company to prepare for the new CAS-MOS contract, fuel cost adjustments associated with the DOD's denial of equitable adjustments for operations in fiscal 2001 and 2002, additional legal and professional fees associated with the VTF sale and accounting system software implementation, and bad debt expenses associated with stale receivables from both government and commercial customers.

         The trend toward slowing revenue growth continued in 2002 and was dramatically exacerbated by the events of September 11, 2001. Training services and air carrier operations were immediately halted and resumed on a limited basis after approximately one week. While security concerns associated with aircraft operations were eventually resolved, demand for the Company's services were reduced in both Alaskan operations and from the U.S. Navy, which found itself, deploying more assets around the world and, as a result, disrupting its training schedules.

         In July 2000, the aviation industry entered an economic downturn that resulted in a significant reduction in revenue stream from airline maintenance customers that formed the core of FIS's customer base. In addition, the Company's source of growth revenues was interrupted as the commercial aircraft modification market also turned down. By the end of July 2000, management determined that the original business plan for its Myrtle Beach operations was no longer attainable and made a decision to sell the FIS business. A qualified buyer was found and the FIS business was sold on November 6, 2000. Losses from this operation totaled $1,460,721 while losses on the disposal of this operation were $1,045,000 in fiscal 2001. In fiscal 2002, the company experienced an additional write off of $210,000 when the purchaser of FIS's assets, Reliance Aerotech, Inc. defaulted on its note to the Company for the equipment that was part of the sale. The Company retrieved the equipment that formed the collateral for the note and valued the assets at $303,000 based on estimated market values obtained from independent third party equipment marketers. The additional loss was taken as bad debt expense in 2002 and represents the difference between the balance due on the note and collateral value at the time of default.

Profitability Improvement

         The Company has embarked on a long-term effort to decrease its exposure to the cyclical nature of, and narrow margins that are prevalent in, its DOD-based contracts. In an effort to achieve these goals, the Company has expanded operations in areas where it has developed expertise and unique capabilities with the specific intent of attracting a non- or counter-cyclical customer base. Management believes that aircraft and facility utilization are the major components of the Company's financial success. The Company's DOD contracts tend to be characterized by "fixed-rate per aircraft hour" price schedules and the flying tends to peak in late spring, late summer and early fall.

         Excess capacity is currently being measured on a contract-by-contract basis using new software tools. This will enable the immediate realignment of aircraft assets to more promising opportunities. The Company has identified its Alaskan turbo-prop services as a low-productivity operation. The Company intends to secure alternative opportunities to deploy its fleet of Casa 212 aircraft in response to this negative development. Based on opportunities to provide services to the DOD for additional training, management believes these aircraft can be re-deployed between now and November. Potential revenues associated with these new services would provide increased yields and aircraft utilization profiles that allow for profitable operations on a year-round basis.

         The Company has identified an alternative use for the King Air 200 that will increase productivity and yield by deploying this asset to an additional US Government customer. If profitable uses for these five aircraft cannot be attained, the aircraft will be returned to the Lessor. Assuming management is successful in its efforts to re-deploy these aircraft, the Company would realize normal aircraft utilization rates, a substantial increase in revenues and yields and a return to reasonable profitability for these assets. Management believes that the remaining operations in Alaska will be break-even to slightly profitable after reductions in direct and indirect salaries and wages, and associated overhead expenses, that would be surplus without these large aircraft.

         The Company has identified two Learjet 30 Series and three Learjet 20 Series aircraft that are currently underutilized. With the recent award of contracts for U.S. Air Force gunnery practice and Canadian Air Force interim flight services, management believes that the two Lear 30 aircraft will have become fully utilized by September 2002. The three Learjet 20 aircraft are being prepared for return to the Lessor with transfer anticipated as of August 31, 2002.

         The Company has also increased its sale of training services to NATO and NATO Member countries in Europe. Management is pursuing training opportunities for U.S. Air Force squadrons deployed to bases in foreign countries. If successful, utilization of European based assets could well exceed domestic utilization rates.

Fuel Prices

         Since April 1999, the cost of jet fuel has increased from $.50 to over $1.28 per gallon. Crude oil prices have increased from under $10.00 per barrel in February 1999 to over $32.00 per barrel in August 2000. While the core rate of inflation has remained fairly stable during this period, the Company is vulnerable to dramatic fluctuations in oil prices. The meteoric rise in fuel costs in 2001 also severely impacted the Company's profitability. The cost of jet fuel peaked in fiscal 2001 at $1.28 per gallon. Management estimates that the negative impact of fuel increases on Company-wide profitability exceeded $750,000 in fiscal 2001 and 2002 combined. To mitigate this exposure, the Company attempts to negotiate contracts that have frequent fuel price cost adjustments, or passes the risk to the customer altogether. The Company has achieved moderate success in these efforts. In March 2002, as a condition of the follow-on CAS-MOS contract, aviation fuel became a government furnished item. Management believes that the profitability stabilization provided by "customer provided fuel" will result in substantial cost savings since short-tern fuel costs swings are passed on to the customer as an "over-and-above" reimbursable expense.

Risk Management

         Despite an insurance loss rate under 4% during the prior five years, the Company experienced a significant increase in hull and liability insurance premiums in fiscal years 1999 and 2000. Underlying these increases in premiums were general industry trends based on liability loss experience, particularly in Alaska. In an effort to bring premiums in line with our loss experience, the Company initiated negotiations with alternative underwriters. In December 2000, the Company selected Willis of New York, Inc. as its aviation broker and completed a thorough review of coverages. Management estimates that suggestions by the broker on coverage modifications and extensive negotiations with underwriters resulted in a $400,000 savings in fiscal 2001. Subsequent events of September 11, 2001 have put significant upward pressure on renewal premium rates.

         During renewal negotiations just completed, the Company's premiums increased 30% over 2001 rates, which management believes is appreciably below industry-average rate increases which have been exceeding 80% since September 11th. Management credits its broker and risk management staff with the successful differentiation of the Company's operations from the industry in general as the impetus for these favorable outcomes. The Company anticipates it will recoup a substantial portion of the current year increase on its CAS-MOS contract as negotiations included an adjustment clause in the contract renewal. Claims for equitable adjustment will be made on the Company's other long-term contracts. No assurances can be made that these requests will be honored.

Flight International, Inc.

         Revenues for FII grew to $34,687,235 in fiscal year 2002 from $30,084,610 in the prior fiscal year, an increase of 15.3%. Net income declined to a loss of $1,043,538 from a loss of $452,171 in the prior year.

         Annual revenues from the CAS-MOS contract have been approximately $24.1 million, $18.8 million, $16.8 million and $15.2 million, for the fiscal years ended April 30, 2002, April 30, 2000 and April 30, 1999. This contract currently represents 69.5% of FII's total revenues, up from 63.3% in fiscal year 2001 and 61.2% in fiscal year 2000.

         During fiscal 2002, the Company began providing aerial refueling services to several branches of the DOD through a sub-contractor, Omega Air. This revolutionary commercial venture provides an economical alternative for the US Air Force's tanker fleet during periods of peak demand. A pilot program initiated in July 2001 was expanded when the DOD awarded a seperate contract for tanker services in January 2002. In total up to 1200 hours of tanker time could be flown between July 2001 and December 2002. During fiscal 2002, approximately 760 hours of service were provided and management anticipates that virtually all of the potential 1200 program hours will be used by the end of the current contract period, which ends December 31, 2002. While the program has been an operational success, no assurances can be given that any of the option periods will be exercised. Revenues associated with the program were $4,606,000 and the Company incurred $4,250,000 of direct costs to provide the services in fiscal 2002.

         The tanker program provided the majority of growth for the CAS-MOS contracts in fiscal 2002. Excluding tanker services, CAS-MOS revenues only increased by approximately 3.8% for 2002 levels, as compared to 13.1% for fiscal 2001 and 10.5% in 2000 and substantially below forecast. This revenue shortfall, which can be attributed to the events of September 11th and the reduction of two aircraft from the contract for 7 months of the contract year was approximately $800,000.

         The Company's new CAS-MOS contract requires a restructuring of FII's aircraft fleet. Three additional Learjet 30 Series aircraft with "multi-mission" capability were acquired in anticipation of being placed in service, as the Company was the sole bidder during the latest competitive bidding process. For the last six months of fiscal 2002, the Company leased three more aircraft than the bridge contract required to prepare for the follow-on contract. Management calculates the un-capitalized ownership costs associated with preparing these three aircraft for service to be approximately $575,000.

         With the initialization of services under the follow-on CAS-MOS contract, management expects this program to achieve reasonable profit levels in 2003. Cost components for fuel have been substantially reduced while yield increases for flight hours have increased substantially. While the new contract calls for a reduction in hours compared to the prior contract, the yield increases and cost reductions will result in profitable operations. Management believes, based on current utilization rates, that the DOD could well exceed the guaranteed hours for the base year. Due to its fixed and variable pricing structure, approximately 44% of the CAS-MOS program's revenue stream is recognized on a fixed basis. If, by contract year-end, the DOD purchases excess hours, average yield per flight hour flown will increase substantially due to the fixed revenue element while costs remain stable. Unlike excess pricing in past CAS-MOS contracts, the impact of flying substantial excess hours would have a positive impact on FII's profitability for fiscal 2003. While FII management anticipates up to 500 hours of excess time in 2003, no assurances can be made that any excess hours will be ordered.

         FII management has been notified that it was the successful bidder for gunnery practice tow services with the US Air Force after demonstrating the efficacy of these flight services in 2002. Management anticipates this contract, valued at $4,000,000 over the next 5 years will commence in September 2002 and increase asset utilization rates by approximately 350 hours annually.

         In July 2002, management concluded discussions with the Canadian Air Force to add flight-training services through the CAS-MOS contract. These services began in late July and are expected to generate approximately 400 hours of additional flying time during fiscal 2003.

         FII management has made an unsolicited proposal to provide interim Special Forces training support services for the U.S. Army. The DOD has requested that the Company demonstrate the service capabilities of its Casa 212 aircraft, which are uniquely outfitted to provide paratrooper training, and personnel and cargo transportation in multiple cabin configurations. Services will commence in mid-August. The Company believes that the demand for these services will increase dramatically in the near future and provide substantial opportunities to re-deploy all of the Company's Casa 212 fleet.

Flight Alaska, Inc.

         On May 1, 2000, the Company established a separate subsidiary to better manage its growing operations in Alaska. As a part of FII in 1999, the Alaska operations received minimal oversight and limited direct marketing effort. During 2000, and particularly following the acquisition of Yute Air, a local management team, assembled through combination of the two subsidiaries, accelerated the revenue growth rate of the Company's Alaska division. In fiscal year 2000, the operating results of the Alaska division were reported as part of FII. Had they been reported separately, the division would have stated revenues of $1,100,000 and costs of $1,950,000.

         In late August 2000, FAI negotiated a contract with Phillips Alaska, Inc. To support these operations, and additional operations on the North Slope of Alaska, the Company constructed a minimal hangar in Deadhorse, Alaska, large enough to accommodate two Casa 212 and one single-engine aircraft. The total cost of procurement and construction was approximately $200,000 and the structure can be economically disassembled and sold should the Company's commitment to North Slope operations change.

         Revenues for fiscal year 2001 totaled $5,734,360 versus $1,100,000 for Alaska operations during the same period in the prior year for an increase of 421%. In April 2001, the Company entered into an agreement with Bristol Environmental Engineering to provide logistics support services from Anchorage, Alaska to Amchitka Island in the Aleutian Chain. These services were provided predominantly by two of the Company's Learjet 35 Series aircraft. No assurances can be given that this contract will continue in the future.

         The Company continued its services to a number of oil service companies during fiscal 2001. The majority of these services were provided to Phillips Petroleum. During this period, Flight Alaska expanded its North Slope operations to coincide with the opening of the National Petroleum Reserve and the anticipated opening of the Arctic National Wildlife Refuge for exploration. The Company expanded services to include freight, mail and passenger flights from Deadhorse, Alaska to surrounding village communities.

         Revenues for fiscal 2002 totaled $8,395,501 versus $5,734,360 in 2001. Revenues continued to expand in early 2002 as FAI provided charter services to the Department of Interior using two of its Casa-212 aircraft and passenger transportation services to Bristol Environmental as part of a hazardous waste removal contract with the US Navy for Amchitka Island in the Aleutians. After September 11th, revenue growth slowed dramatically as services were initially halted, then the economy slipped deeper into recession. Revenues were substantially impacted by retrenchment of oil company exploration and development efforts on the North Slope. For the year, revenues were under forecast by $1,000,000 while costs exceeded budget by $200,000 due to ownership expenses on non-performing assets being inducted into service in fiscal 2002 and 2003.

        With the failure of Congress to enact legislation to open ANWR for exploration and drilling, FAI management now believes there to be insufficient growth potential to warrant the number of large turbo-prop aircraft assets. The Company plans to move all four of its Casa-212 assets to more promising opportunities with the DOD and re-deploy the King Air 200 to service with another U.S. Government agency in the near future. Along with the transfer of assets, FAI management intends to downsize personnel and related overhead expenses to bring them in-line with anticipated mail and passenger revenues. These reductions in direct, overhead and general and administrative costs will occur at the end of the peak summer season.

MRO Center

         MRO work is conducted in the Company's Newport News, Virginia hangar facilities. Building on its expertise derived from maintaining and operating Learjet aircraft for training services, the Company plans to expand aircraft "special missions" modification and service work for countries and companies that wish to develop internal commercial or government training programs.

          In fiscal year 2000, the Company realized a need for better production planning and control capabilities in its MRO Centers. In May 2000, the Company entered into an agreement with Continuum Applied Technology, Inc. to acquire that company's production planning and tracking system for use in its MRO Centers. The software will enable management to better manage its labor force, plan maintenance projects, and control labor and materials expenses. The software was initially deployed in its discontinued operations and is scheduled for implementation in its NN/W MRO center in the coming months. The investment in software and hardware required was approximately $150,000.

         In late fiscal 2000, the Company acquired the assets of Flight Systems, Inc. to expand its MRO capabilities to include aircraft larger than a Learjet. In fiscal year 2001, the market for air carrier heavy maintenance that had been the mainstay of business activities for FIS turned steeply downward. In addition, the Company's agreement with Bombardier to modify up to twenty-four Lear 45 Series aircraft was terminated after the completion of the fifth aircraft when Bombardier Aerospace determined that the economic conditions were significantly reducing the demand for the modifications. With these two sources of income declining precipitously, the Company determined that the value of FIS was significantly below its liquidation value. A suitable buyer was found and the operations in Myrtle Beach were disposed of effective November 6, 2000.

         Revenues from continuing operations grew for the fiscal year 2001 to $2,761,155 from a restated $1,510,000 in the prior year. This revenue growth was attributable to increased sales in accessory overhaul, sheet metal and hangar refurbishment work associated with the Company's Service Life Extension Program for Learjet 20 and 30 Series aircraft. As the fleet of Learjets ages, management anticipates continued growth in the market for SLEP services from $1,000,000 in fiscal 2001 although the growth rate will be volatile in the next few years.1 Effective in fiscal 2001, management started reporting sales of maintenance-related parts, services and labor to government customers as MRO revenues rather than fleet operations revenues. In 2001, $585,000 of revenue is included in MRO revenue totals. Had 2001 been stated on an equivalent basis to fiscal 2000, revenues would have increased 44.1%

         MRO revenues for fiscal 2002 dropped to $2,023,014 as the economy in general and aviation in particular slid deeper into recession. Airframe SLEP revenues, which are anticipated to be volatile for the next few years, were significantly lower in 2002. Landing gear SLEP revenues added $468,000 during the year. These revenues are expected to continue at current levels for the next two years as the primary customer uses the services on a U.S. Air Force Learjet maintenance program with up to 100 aircraft, that will require landing gear SLEP during the contract period.

         In January 2002, the Company entered into an agreement with Raytheon Aircraft of Australia to produce a Learjet 35 Series aircraft capable of a full range of Electronic Warfare training activities. The aircraft is scheduled for completion in February 2003. Management projects that revenues associated with this project will be recognized entirely in fiscal year 2003.

Fixed Base Operation

         FIA was confronted with increased competition in fiscal year 2000, which placed margin pressure on its main revenue stream - fuel sales. In conjunction with the increased competition, two of the Company's airline customers renegotiated fuel service agreements placing even greater pressure on margins. Correspondingly, revenues decreased slightly to $1,702,000 in fiscal year 2000 from $1,772,000 in fiscal year 1999.

         During fiscal year 2001, revenues for FIA decreased to $1,630,000 from $1,702,000 in fiscal year 2000. FIA saw market share and margin erosion as many of the competitive factors that affected 2000 continue in 2001. In addition, high fuel prices and shrinking economic growth rates combined to reduce the Company's sales throughout 2001. During this period, the Company renegotiated a number of its contracts with customers serving the NN/W Airport. Many of these agreements were in the form of "Into-Plane" agreements that reduce the Company's operational risk of inventory shrinkage as the customers own their own fuel inventory. Net profits for the subsidiary were $69,609 in fiscal year 2001, versus a net profit of $183,386 for the previous year.

         For fiscal 2002, FIA revenues totaled $1,706,000 versus $1,630,000 for the same period in the prior year. This 6.9% increase in revenues can be attributed to increased commercial airline activities at the NN/W Airport and price increases that were passed through to the customers. Margins increased due to the stabilization, and eventual easing of raw fuel costs during the year. Net profits for fiscal year 2002 totaled $125,411 versus $69,609 for the prior fiscal year.

         In January 2002, the Company was awarded a 3-year contract to serve as the Defense Fuels Supplier for the NN/W Airport. In doing so, the Company has negotiated an "Into-Plane" fee with the DOD that ensures compensation for fueling the Company's own aircraft used in FII's training services with the Navy. Management believes that this contract will increase revenues by $1,000,000 annually. No assurances can be provided that this contract will be re-awarded to the Company when it comes up for renewal in April 2005.

         Management believes that the full service capability offered by the Company places FIA in an excellent position to compete effectively in the future.

         In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement changes certain accounting related to the extinguishment of debt, and eliminates inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The statement is effective after May 15, 2002 and early application is encouraged as of the beginning of the fiscal year or as of the beginning of the interm period in which the statement is issued. The adoption of the statement is not expected to have an impact on the Company's present financial condition or results of operations.

         In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities be recognized when incurred. Previous guidance required recognition of these types of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities we may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

ITEM 7B. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to the impact of interest rate changes on its variable rate debt instruments. If interest rates increased by 10%, the expected impact on net income would be immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See pages F-1 to F-25, attached.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The current officers and directors will serve for terms of one year or until their respective successors are elected and qualified. The current officers and directors are:

Name                       Age        Date of Election  Position

David E. Sandlin           58         March 30, 1994    Chairman, President,
                                                        Chief Executive Officer,
                                                        Director

Robert C. Dynan            46         April 3, 2000     Executive Vice President

Matthew J. Nowicki         43         June 3, 2002      Chief Financial Officer
                                                        and Treasurer

Ann P. Campbell            63         April 13, 1993    Corporate Secretary

C. Lofton Fouts, Jr.       70         February 13, 1995 Director

John R. Bone               51         February 13, 1995 Director

Vice Admiral Richard M.    69         May 24, 1995      Director
Dunleavy (Ret.)

         The Board is required to remain at six (6) members until changed by vote of shareholders. The members of the Board need not be Shareholders of the Company. Further, three members of the Board may be, but are not required to be, officers, employees, consultants or independent contractors engaged, employed or retained by the Company or its subsidiaries and/or affiliates. Messrs. Sandlin and Bone represent these directors. The Company has been seeking to replace Wayne M. Richmon, a former director who resigned from the Board and as Chief Financial Officer in September 1999. The remaining three directors must be individuals who are not directly or indirectly engaged, employed or retained by the Company or its subsidiaries or affiliates. Messrs. Fouts and Dunleavy represent two of these three directors. James N. Lingan was the third of these "independent" directors until his death in March 1998. The Board had attempted to seek a replacement for Mr. Lingan.

         Each director and executive officer's business experience during the past five years is described below:

         David E. Sandlin. Mr. Sandlin has been Chairman, President and a Director of the Company since March 30, 1994, and was formerly President of Flight International Sales and Leasing, Inc. Mr. Sandlin has been involved in aircraft marketing and management since 1978. He has worked in various capacities for Cessna and Dassault and has extensive experience with Learjets. In 1990 he founded DESCO Aviation Consultants International ("DESCO") and is an officer, director and 50% shareholder of Maritime Sales & Leasing, Inc. ("Maritime"), a major lessor of turbine aircraft. Maritime has leased a total of 24 aircraft to FII and four aircraft to FAI. In addition, Mr. Sandlin leases one aircraft personally to FAI.

         Matthew J. Nowicki. Mr. Nowicki was appointed Chief Financial Officer and Treasurer of the Company in June, 2002. Prior to joining the Company, Mr. Nowicki was Controller of CMS Information Services, Inc., an information technology company. From February, 1999 until January, 2000, he served as Director of Finance and Accounting for EG&G Services, Logistics Division. From 1989-2000, Mr. Nowicki held various accounting and financial positions for various divisions of EG&G, Inc., including Controller and Senior Accountant. Mr. Nowicki received his BS in accounting from the University of Central Florida in 1993, and is a licensed CPA in the State of Virginia.

         Robert C. Dynan. Mr. Dynan has been Executive Vice President of the Company since August, 2001. Mr. Dynan has worked with aviation-related businesses since 1976. From 1991 to 1998, he served in various management capacities for Mesa Air Group, Inc., including Vice President of Customer Service for its Air Midwest and WestAir subsidiaries. In April, 1994 he was appointed President of Mesa's Liberty Express division and was elected President of Mesa Airlines, Inc. in January 1998. In October 1998, he was elected President and Chief Operating Officer of Northern Air Cargo, Inc. In January 2000 he served as a consultant on the Company's Yute Air acquisition and formally joined Flight International as CFO and Treasurer in April, 2000. Mr. Dynan received his undergraduate degree in Aviation Management from Auburn University and his Masters of Business Administration degree from the Harvard Graduate School of Business.

         Ann P. Campbell. Ms. Campbell, Corporate Secretary, joined the Company in 1987 as Secretary to the Chief Financial Officer of the Company. Since that time, she has served as Executive Secretary to the Chief Operating Officer and President, and Assistant to the Chairman. Prior to her tenure at the Company, Ms. Campbell has over fifteen years experience as a legal secretary and currently serves as Executive Secretary to the Chairman and the Executive Vice President.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company believes that all required Forms 3 and 4 with respect to the fiscal year ended April 30, 2002 were furnished to the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

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

                                    ANNUAL COMPENSATION

                                    Annual           Other                         Securities
                                                                     Long term     Underlying
Name, Principal Position   Year     Salary           Comp.(1)      Compensation     Options


David E. Sandlin(3)        2002    $169,115      $ 25,717             None--
Chairman, President        2001    $146,410      $ 30,295             None--
Chief Executive Officer,   2000    $134,124      $ 39,199            $----(2)--
Director                   1999    $129,842      $ 37,969            $----(2)--
Robert C. Dynan(4)         2002    $101,923      $ 14,922             None
Excutive Vice President

(1) The Sandlin Agreement and Mr. Sandlin's employment arrangement prior to entering into the Sandlin Agreement provides for certain perquisites, including an apartment in Newport News, Virginia, travel costs to and from his home in Atlanta, Georgia and an automobile in Newport News. Mr. Dynan's perquisites are provided for in his employment agreement.

(2) On July 16, 1999, Mr. Sandlin was granted 25,000 options vesting over the next two years at an option price of $3.49. On August 1, 1999, Mr. Sandlin was granted an additional 33,000 options vesting over the next two years at the same option price of $3.49. See "Employment Agreements," below. On July 1, 2000, Mr. Sandlin was granted 10,000 and 54,000 shares vesting over the next two years at an option price of $4.38.

(3) Mr. Sandlin is an officer, director and 50% shareholder of Maritime. Maritime has leased a total of 28 aircraft to the various subsidiaries of the Company and has engaged in certain other activities with the Company. The Company does not believe that any of the foregoing constituted compensation to Mr. Sandlin, but makes this disclosure for the sake of completeness. See "Certain Relationships and Related Transactions".

(4) On July 1, 2000, Mr. Dynan was granted 7,500 options vesting over the next two years and at an option price of $3.98 per share.

                   OPTION/SAR GRANTS IN LAST TWO FISCAL YEARS

                                                        Potential                       Alternative to
                                                        Realizable Value                to (f) and (g)
                                                        at assigned annual rates        Grant Date Value
                                                        of stock appreciation
                                                        for option term


(a)                   (b)              (c)             (d)            (e)           (f)         (g)
-----------------     --------         ---------       ---------      ---------     ---------   ----------

David E. Sandlin       64,000          total opt         $4.38  July 2005  n/a    n/a           n/a
                                       173,000

Robert C. Dynan         7,500          total opt         $3.98 July 2005   n/a    n/a           n/a
                                    ,  7,500

(a)      Name
(b)      Number of Securities Underlying Options/SARs Granted (#)
(c)      Percentage of Total Options/SARs Granted to Employee in Fiscal Year
(d)      Exercise or Base Price ($/sh)
(e)      Expiration Date
(f)      Potential Realizable Value %
(g)      Potential Realizable Value %

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTIONS/SAR VALUES

This table is not included because no options were exercised by the named executive officers during the fiscal years ended April 30, 2001 and 2002.


THE FLIGHT INTERNATIONAL GROUP, INC. 401(K) PLAN
------------------------------------------------

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


    Participants may elect to have 1% to 60% of their compensation contributed to the 401(k) Plan, up to the maximum allowed by law. Contributions to the 401(k) Plan are matched by the Company at the rate of 50% of the first 6% of employees' contributions. All employee contributions, rollover contributions and earnings thereon are 100% vested. Company contributions vest at a rate of 20% per year. The participant may designate his contribution and employer matching contributions to be invested in any combination of fifteen funds maintained by the Trustee. After a participant dies or retires, the participant or his beneficiary is entitled to receive the entire vested balance of his account. The Company reserves the right to amend or terminate the 401(k) Plan at any time. If the 401(k) Plan is terminated, each participant is then vested with the amount in his account. The Company contributed $104,215.62, $98,052.36 and $79,193.20 to the 401(k) Plan in fiscal years 2002, 2001 and 2000, respectively.


    The 401(k) Plan has received a determination letter exempting it from Federal Income Taxes.


DIRECTOR'S COMPENSATION
-----------------------

         Directors who are not members of management or affiliates thereof receive $1,000 for each Board meeting attended, plus out-of-pocket expenses incurred in connection with such attendance. Members of management and affiliates thereof who are directors do not receive separate compensation therefor.


EMPLOYMENT AGREEMENTS
---------------------

         The Sandlin Agreement is dated 1 October 2001 and continues for a term which expires September 30, 2006. Mr. Sandlin's base salary as per the agreement is $200,000 per year (subject to increases by the Board of Directors taking into consideration certain factors specified therein).


         Mr. Sandlin is reimbursed for all necessary and reasonable expenses incurred in performing under the Sandlin Agreement and certain other expenses specific therein (including without limitation for the cost of an apartment and automobile for his use in Newport News, Virginia and his travel expenses to and from his home in Atlanta, Georgia and Newport News). He is also entitled to participate in any benefit programs which the Company may establish.

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


         In the event of termination by the Company not for cause, death or disability, or in the event Mr. Sandlin terminates the Sandlin Agreement in connection with a change in control, Mr. Sandlin receives the amounts described above plus a lump sum severance payment equal to the sum total of all base salary due to him for the remainder of his agreement, at the rate in effect at the time notice of termination is given. In this circumstance, the Company, for one year after termination, also will provide Mr. Sandlin with life and health insurance benefits substantially similar to those he was receiving immediately prior to the notice of termination. A change in control is deemed to have occurred in the event of a sale of the Company or merger of the Company with another business pursuant to which any person or entity other than certain specified entities (these are Maritime, Global Jet, Phoenix Air Group and DESCO, Aviation Consultants) become beneficial owners of capital stock of the Company.


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



INCENTIVE STOCK OPTION PLAN
---------------------------

         In August 1998, the Company adopted The Flight International Group 1998 Stock Option Plan (the "Option Plan") by the Board of Directors, and the Option Plan was approved by the Shareholders in October 1998.


         The Option Plan is administered by the Board of Directors (or by a committee of the Board of Directors, if one is appointed for this purpose), provided that members of the Board of Directors who are either eligible for Awards (as defined below) or have been granted Awards may not vote on any matters affecting the administration of the Plan or the grant of any Award pursuant to the Plan if required pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").


         The Option Plan provides for the granting of incentive stock options (within the meaning of Section 422 of the Code) and nonqualified stock options (individually an "Award" or collectively, "Awards"), to those officers or other key employees, directors or consultants, with potential to contribute to the future success of the Company or its subsidiaries, provided, that only employees may be granted incentive stock options. The Board of Directors has discretion to select the persons to whom Awards will granted (from among those eligible), to determine the type, size and terms and conditions applicable to each Award and the authority to interpret, construe and implement the provisions of the Option Plan. Notwithstanding the foregoing, with respect to incentive stock, the aggregate fair market value (determined at the time such Award is granted) of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by such employee during any calendar year shall not exceed $100,000 under all plans of the employer corporation or its parent or subsidiaries. The Board of Directors' decision is binding on the Company and persons eligible to participate in the Option Plan and all other persons having any interest in the Option Plan.

         The total number of shares of Common Stock that my be subject to Awards under the Option Plan is 500,000, subject to adjustment in accordance with the terms of the Option Plan. Common Stock issued under the Option Plan may be either authorized but unissued shares, treasury shares or any combination thereof. To the fullest extent permitted under Rule 16b-3 under the Exchange Act and Sections 162(m) and 422 of the Code, any shares of Common Stock subject to an Award which lapses, expires or is otherwise terminated prior to the issuance of such shares may become available for new Awards.


         Options to purchase Common Stock granted as Awards ("Options"), which may be nonqualified or incentive stock options, may be granted under the Option Plan at an exercise price (the "Option Price") determined by the Board of Directors in its discretion, provided, that the Option Price of incentive stock options may be no less than the fair market value of the underlying Common Stock on the date of grant (or 110% of fair market value in the case of an incentive stock option granted to a ten percent shareholder).


         Options will expire not later than ten years after the date on which they are granted. Options become exercisable at such times and in such installments as determined by the Board of Directors. Notwithstanding the foregoing, however, each Option shall, except as otherwise provided in the stock option agreement between the Company and an optionee, become exercisable in full for the aggregate number of shares covered thereby unconditionally on the first day following the occurrence of any of the following: (a) the approval by the shareholders of the Company of an Approved Transaction; (b) a Control Purchase; or (c) a Board Change (each as defined below).


         For purposes of the Option Plan, (i) an "Approved Transaction" shall mean (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (B) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (C) the adoption of any plan or proposal for the liquidation or dissolution of the Company; (ii) a "Control Purchase" shall mean circumstances in which any person (as such term is defined in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), corporation or other entity (other than the Company or any employee benefit plan sponsored by the Company or any subsidiary of the Company) (x) shall purchase any Common Stock of the Company (or securities convertible into the Company's Common Stock) for cash, securities or any other consideration pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors, or (y) shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors (calculated as provided in paragraph (d) of such Rule 13d-3 in the case of rights to acquire the Company's securities), and (iii) A "Board Change" shall mean circumstances in which, during any period of two consecutive years of less, individuals who at the beginning of such period constitute the entire Board shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote of at lease a majority of the directors then still in office.


         In the event that dividends are payable in Common Stock or in the event there are splits, subdivisions or combinations of shares of Common Stock, the number of shares available under the Option Plan shall be increased or decreased proportionately, as the case may be, and the number of shares delivered upon the exercise thereafter of any Option theretofore granted or issued shall be increased or decreased proportionately, as the case may be, without change in the aggregate purchase price.

         In the event that an Option holder ceases to be an employee for any reason other than permanent disability, retirement under certain circumstances (as determined by the Board of Directors) or death, any Option, including any unexercised portion thereof, which was otherwise exercisable on the date of termination, shall automatically terminate upon the date on which the Option holder ceased to be so employed. In the event of the termination of an Option holder's employment resulting from retirement or permanent disability of the Option holder while an employee, any Option granted to such employee shall be exercisable for one (1) year after the date of termination of employment due to permanent disability, but in no event after the expiration of the exercise period. In the event of the death of an Option holder while an employee, or during the one (1) year period after the date of termination of employment due to retirement or permanent disability of the Option holder, that portion of the Option which had become exercisable on the date of death shall be exercisable by his or her personal representatives, heirs or legatees at any time prior to the expiration of one (1) year from the date of the death of the Option holder, but in no event after the expiration of the exercise period.

         The Board of Directors may at any time alter, amend, suspend or discontinue the Option Plan, but no amendment, alteration, suspension or discontinuation shall be made which would impair the rights of any recipient of an Option under any agreement theretofore entered into under the Option Plan, without his consent, or which, without the requisite vote of the shareholders of the Company approving such action, would:


(a) except as is provided in the Option Plan, increase the total number of shares of stock reserved for the purposes of the Option Plan; or

         (b)      extend the duration of the Option Plan; or

         (c) materially increase the benefits accruing to participants under the Option Plan; or

(d) change the category of persons who can be eligible participants under the Option Plan. Without limiting the foregoing, the Board of Directors may, any time or from time to time, authorize the Company, without the consent of the respective recipients, to issue new Options in exchange for the surrender and cancellation of any or all outstanding Options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information as of August 16, 2002 regarding the beneficial ownership of the Company's Common Stock of (i) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power.

Name and                                       Amount and
Address of                                     Nature of
Beneficial                                     Beneficial
Owner                                          Ownership (1)   Percent of Class

David E. Sandlin                                 403,000           36.33%
c/o The Flight International Group, Inc.
One Lear Drive,
Newport News, Virginia 23602

Robert C. Dynan                                    7,500           *
c/o The Flight International Group, Inc.
One Lear Drive,
Newport News, Virginia 23602

Ann P. Campbell                                    9,000           *
c/o The Flight International Group, Inc.
One Lear Drive,
Newport News, Virginia 23602

C. Lofton Fouts, Jr.                               5,000           *
9027 High St., Kensington Gardens
Douglasville, GA 30135

John R. Bone                                     175,000           15.77%
3 East Broad St.
Newman, GA 30263

Vice Admiral Richard M. Dunleavy (Ret.)            5,000           *
2220 Sandfiddler Road
Virginia Beach, VA 23456

Maritime Sales & Leasing, Inc.                   108,993            9.82%
3 East Broad Street,
Newnan, Georgia 30623

Charles T. Myers                                 101,398            9.14%
4497 Carriage Run
Murrells Inlet, South Carolina 29576

Flight Partners Limited., L.P. ("FPP")            60,048            5.41%
c/o Lincolnshire Management, Inc.
780 Third Avenue
New York, NY 10017
Attention: Mr. T. J. Maloney

SouthTrust Bank of Alabama, N.A.                 107,408            9.68%
112 N. 20th Street, 3rd Floor
Birmingham, AL 35203
Attention: Mr. Ronald Downey

LeasePlan USA, Inc.                               61,346            5.53%
180 Interstate North Parkway, Suite 400
Atlanta, GA 30339
Attention: John Stasiowski, Vice President

ALL DIRECTORS AND
EXECUTIVE OFFICERS
AS A GROUP (6 individuals)                       738,478           66.56%

* Represents less than a one percent interest.

(1) Includes currently exercisable options to purchase shares of common stock, namely: Sandlin (173,000), Campbell (9,000), Bone (5,000), Dunleavy (5,000), Dynan (7,500) and Fouts (5,000).

(2)      Includes 2,822 shares owned by Mr. Sandlin's daughter Elizabeth.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Sandlin is an officer, director and 50% shareholder of Maritime, a major lessor of turbine aircraft. Maritime has leased a total of 26 aircraft to the Company's subsidiaries at a total cost to the Company of $6,947,000 for the fiscal year 2002. In addition, Mr. Sandlin personally has leased one aircraft to Flight Alaska, Inc. at a total cost of $27,000 in fiscal 2002. On November 18, 1999, the Company entered into an agreement with Maritime to sell a Lear 30 aircraft and two turbofan engines to Maritime for $1,700,000 and leased those assets back through a two-year lease at a rate of $26,000 per month plus engine reserves at a rate of $225 per aircraft hour. These rates are considered to be fair market rates. The Company believes the financial and other arrangements between it, Maritime and Mr. Sandlin are reasonable and fair and similar to arrangements that would have been made in an arm's length transaction between the Company and an unaffiliated third party. The Company does not believe that Mr. Sandlin's relationship with Maritime materially interferes with his ability to fully perform his obligations to the Company as a director, officer and employee.

     The Company has the following liabilities and assets specific to Maritime Sales and Leasing: Notes payable, $409,000, Lease Payable, $813,000, Accounts Receivable $178,000 and Lease deposits $337,000. In addition the Company has entered into lease agreements with Maritime Sales and Leasing ("MSL") for certain aircraft and engines which require future minimum lease payments at April 30, 2002 for each of the next five years as follows: 2003 - $4,590,000, 2004 - $4,276,000, 2005 - $3,883,000, 2006 - $3,620,000 and 2007 - $1,763,000.
During the year ended April 30, 2000, the Company entered into a sale/leaseback transaction with MSL to sell a plane and two engines. Total proceeds from the sale were $1,700,000, however due to the terms of leaseback, the Company is amortizing approximately $566,000 of the $916,000 gain realized on the transaction over the 2 year term of the lease. The deferred gain as of April 30, 2001 and 2000 was $141,531 and $424,591, respectively. The remaining deferred gain of $141,531 as of April 30, 2001 was recognized during fiscal 2002.

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

         Mr, Sandlin is also a one third owner along with Mr. Bone and one other individual of The Aviation Company (TAC), an aircraft marketing and leasing company based in Wilmington NC, In the fiscal 2002, the Company paid TAC $311,000 for aircraft leases. In Febuary 2001, the Company entered into an agreement with TAC for the sale of a Learjet Series 20 aircraft for the $500,000 and subsequently leased the aircraft for $11,000 per month plus engine reserves on a one-year lease with four renewable options. In March 2002, the lease was amended to have the aircraft modified at lessor expense and the monthly lease expense was increased to $13,564. The Company currently leases or rents 1 Learjet Series 30, 2 Learjet 20, 1 King Air 200 and 1 Piper Navajo from TAC. All lease and reserve rates are considered to be fair market rates. The Company does not feel that Mr. Sandlin's or Mr. Bone's relationship with TAC materially interfere with their ability to fully perform their obligations to the Company.

         The Company has lease agreements for certain aircraft with TAC.
David Sandlin has an ownership interest in TAC. Approximately $311,000, $22,000, $3,000 and $67,000 of lease expense was incurred for the years ended April 30, 2002, 2001, 2000 and 1999, respectively. The Company also has lease agreements for certain aircraft directly with David Sandlin. Approximately $22,000 and $26,000 of lease expense was incurred for the years ended April 30, 2002 and 2001, respectively. Required future minimum lease payments at April 30, 2002 for each of the next five years to TAC are approximately as follows: 2003 - $727,000, 2004 - $727,000, 2005 - $727,000, 2006 - $632,000 and 2007 - $361,000.

         Mr. Charles T. Myers is a shareholder of the Company. In addition, Mr. Myers sold his business, Flight Systems, Inc. to the Company on February 29, 2000. In conjunction with the sale of those assets, Mr. Myers provided the Company with a Shareholder Note Payable in the amount of approximately $203,000. The non-interest bearing note matured on February 28, 2001 and was to be repaid through funds generated from operations. The Company has not repaid this loan, and currently disputes the amounts owed thereunder in connection with the pending action by Mr. Myers against the Company. There can be no assurance as to whether the Company will be obligated to pay any amounts under this note.

         On May 9, 2002, the Company entered into an Asset Purchase Agreement with VTF Corporation ("VTF"). As detailed in the Preliminary Proxy Statement filed August 16, 2002, VTF will assume substantially all of the Company's assets and liabilities and those of the Company's wholly owned subsidiaries for $6,500,000 (subject to adjustment based on the amount of indebtedness assumed by VTF). The transaction is subject to approval of the Company's shareholders and other closing conditions, including the contemporaneous sale of Maritime (which is owned by Messrs. Bone and Sandlin) for a cash purchase price of $13,915,000 plus the assumption of specified indebtedness.

         The Board of Directors of the Company currently requires approval or ratification by the Board of all related party transactions.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         1. The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Exhibit Index.

         2. During the quarter ended April 30, 2002, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2002                      THE FLIGHT INTERNATIONAL GROUP, INC.


                                            By:      /s/ David E. Sandlin
                                                     --------------------
                                                     David E. Sandlin
                                                     Principal Executive Officer

                                            By:      /s/ Robert C. Dynan
                                                     ----------------------
                                                     Robert C. Dynan
                                                     Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                           Title                         Date
  ---------                           -----                       ---------
  s/ David E. Sandlin                 Chairman, Director,       August 16, 2002
  --------------------                President, CEO
  David E. Sandlin

  s/ C. Lofton Fouts, Jr.             Director                  August 16, 2002
  -----------------------
  C. Lofton Fouts, Jr.

  s/ John R. Bone                     Director                  August 16, 2002
  ---------------
  s/John R. Bone

  s/ Richard M. Dunleavy (Ret.)       Director                  August 16, 2002
  -----------------------------
  Vice Admiral
  Richard M. Dunleavy (Ret.)

                                  EXHIBIT INDEX


         Exhibit
         Number   Page                      Description

         3(a)                               Amended and Restated Articles of
                                            Incorporation of the Company
                                            (incorporated by reference to the
                                            Company's Report on Form10-KSB for
                                            the fiscal year ended April 30,
                                            1996).

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

         10(b)                              Intentionally omitted

         10(c)                              Intentionally omitted

         10(d)                              Intentionally omitted

         10(e)                              Intentionally omitted

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

         10(o)                              Yute Air Alaska Bankruptcy Court
                                            Order dated February 25, 2000

         10(p) Flight Systems, Inc. Asset Purchase Agreement dated February 29, 2000 incorporated by reference to the Company's report on Form 10-KSB for the fiscal year ended April 30, 2000.

         10(q) Documents relating to Alaska Industrial Development and Export Authority Agreement dated June 5, 2000 incorporated by reference to the Company's report on Form 10-KSB for the fiscal year ended April 30, 2000.

         10(r) Documents relating to Wachovia Bank Line of Credit Agreement dated August 28, 2000 incorporated by reference to the Company's report on Form 10-KSB for the fiscal year ended April 30, 2000. Additional documents filed herewith.

         10(t) Employment Agreement dated October 1, 2001 between the Company and David E. Sandlin.

         10(u)                              Award/Contract No. N00019-02-D-3157
                                            dated 1 April, 2002 issued by the
                                            U.S. Naval Air Systems Command, AIR
                                            2.4.5.1.10, NAS Patuxent River, MD
                                            to Flight International, Inc.
                                            (CAS-MOS Contract, Lot I) ). Certain
                                            portions of this Exhibit have been
                                            omitted based upon a request for
                                            confidential treatment with the
                                            Securities and Exchange Commission
                                            (the "Commission"). The confidential
                                            portions have been filed with the
                                            Commission.

         10(v)                              Award/Contract No. N00019-01-0037
                                            dated 1 January, 2002 issued by the
                                            U.S. Naval Air Systems Command, AIR
                                            2.4.5.1.10, NAS Patuxent River, MD
                                            to Flight International, Inc.
                                            (CAS-MOS Contract, Lot III)

         10(w) Asset Purchase Agreement date May 9, 2002, by and between The Flight International Group, its subsidiaries and VTF Corporation


         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                       56
                      The Flight International Group, Inc.
                                         and Subsidiaries

                      The Flight International Group, Inc.
                                and Subdidaries.


                               Consolidated Financial Statements
                 Years Ended April 30, 2002, 2001, 2000 and 1999

                      The Flight International Group, Inc.
                                and Subsidiaries

                                Table of Contents




Report of Independent Certified Public Accountants                 F-3

Consolidated Financial Statements

  Balance Sheets                                                   F-4

  Statements of Operations                                         F-6

  Statements of Stockholders' Equity (Deficit)                     F-7

  Statements of Cash Flows                                         F-8

Summary of Accounting Policies                                     F-9-12

Notes to Consolidated Financial Statements                         F-13 - 25

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC
                                   ACCOUNTANTS



To the Board of Directors and Stockholders of The Flight International Group, Inc.

         We have audited the accompanying consolidated balance sheets of The Flight International Group, Inc. and subsidiaries as of April 30, 2002, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the four years in the period ended April 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Flight International Group, Inc. and subsidiaries as of April 30, 2002, 2001 and 2000, and the results of their operations and their cash flows for each of the four years in the period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

                                                       /s/ BDO Seidman, LLP


Richmond, Virginia
August 2, 2002



                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                        April 30,
                                                                     ---------------------------------------------
                                                                          2002            2001             2000
                                                                          ----            ----             ----
Current assets
  Cash                                                               $    195,573     $    183,817    $    167,647
  Accounts receivable, net (Notes 3,6 and 13)                           8,213,821        6,329,370       5,701,100
  Inventories (Notes 4, 6 and 7)                                        2,967,050        2,827,982       3,123,887
  Costs in excess of billings                                             812,408          154,401         722,259
  Prepaid expenses and other                                              170,091           78,320         202,412
  Deposits (Note 13)                                                      462,978          487,979         706,173
  Note receivable - current portion (Note 2)                              304,304          130,500               -
  Assets held for sale                                                  1,566,081                -       2,651,012
------------------------------------------------------------------------------------------------------------------
Total current assets                                                   14,692,306       10,192,369      13,274,490
------------------------------------------------------------------------------------------------------------------
Property and equipment, net (Notes 5, 6, 7 and 9)                       9,822,459        9,728,393       5,313,631

Other long-term assets, net of amortization of approximately
  $139,000, $90,000 and $42,000                                           651,665          635,531         580,308
Note receivable, less current portion (Note 2)                                 -           469,500               -
Goodwill, net of amortization of approximately $11,000 (Note 2)                -                -         962,548
------------------------------------------------------------------------------------------------------------------
Total other assets                                                        651,665        1,105,031       1,542,856
------------------------------------------------------------------------------------------------------------------













Total assets                                                          $25,166,430      $21,025,793     $20,130,977
------------------------------------------------------------------------------------------------------------------



                     CONSOLIDATED BALANCE SHEETS (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                      April 30,
                                                                   -----------------------------------------------
                                                                        2002            2001             2000
                                                                        ----            ----             ----

Current liabilities
  Accounts payable (Note 13)                                       $  7,777,745      $  3,606,365    $  2,272,191
  Deferred gain - current portion (Note 13)                                   -           141,531         283,060
  Accrued fuel expense (Note 16)                                        362,603           926,053       1,010,682
  Accrued expenses and other liabilities (Note 13)                    3,261,226         1,631,632       1,884,880
  Deferred revenue                                                      878,285                 -               -
  Accrued compensation and benefits                                     771,417           635,372         372,495
  Notes payable (Note 6)                                              5,829,158         4,945,926       3,900,391
  Long-term debt due currently (Note 7)                               1,737,649         1,369,639       1,081,525
  Note payable stockholder (Note 13)                                    202,811           202,811         238,585
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                            20,820,894        13,459,329      11,043,809

Deferred gain, less current portion (Note 13)                                 -                 -         141,531
Accrued engine reserves (Note 16)                                       450,025           450,025         642,002
Long-term debt, less current maturities (Note 7)                      5,693,334         6,183,735       3,889,912


Total liabilities                                                    26,964,253        20,093,089      15,717,254
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 9, 10 and 11)

Stockholders' equity (deficit)
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 1,109,588 issued and outstanding (Note 15)               11,097            11,095         11,095
  Additional paid-in capital                                          1,329,016         1,328,520      1,328,520
  Retained earnings (deficit)                                        (3,137,936)         (406,911)     3,074,108


Total stockholders' equity (deficit)                                 (1,797,823)          932,704      4,413,723
------------------------------------------------------------------------------------------------------------------


     Total liabilities and stockholders' equity (deficit)          $ 25,166,430       $21,025,793    $20,130,977

------------------------------------------------------------------------------------------------------------------
                   See accompanying summary of accounting policies and notes to consolidated financial statements.



                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended April 30,
                                                  --------------------------------------------------------------------
                                                        2002                2001              2000             1999
                                                        ----                ----              ----             ----
Revenues (Note 12)                                   $44,788,464        $37,400,960        $28,984,109     $25,313,924
----------------------------------------------------------------------------------------------------------------------

Operating costs and expenses
  Costs of services (Note 13)                         41,293,476         31,803,584         24,357,200      21,322,103
  Gain on disposal of assets (Note 13)                  (141,531)          (351,932)          (492,071)        (69,760)
  Depreciation and amortization                        1,609,342          1,281,940            789,517         600,658
  General, corporate and administrative                3,813,459          4,537,730          2,645,932       2,320,463


Total operating costs and expenses                    46,574,746         37,271,322         27,300,578      24,173,464
----------------------------------------------------------------------------------------------------------------------

Operating income (loss)                               (1,786,282)           129,638          1,683,531       1,140,460


Interest expense                                         944,743          1,104,654            347,682         331,049
----------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations
  before taxes                                        (2,731,025)          (975,016)         1,335,849         809,411

Loss from discontinued operations (Note 2)                     -         (1,460,721)          (457,568)              -

Loss on disposal of subsidiary (Note 2)                        -         (1,045,282)                 -               -
----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                  $  (2,731,025)       $(3,481,019)     $     878,281    $    809,411
-----------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings (loss) per
  share data:
    Continuing operations                             $    (2.46)       $      (.88)     $        1.29     $       .80
    Discontinued operations                                -                  (2.26)              (.44)            -

                                                      $    (2.46)       $     (3.14)     $         .85     $       .80
----------------------------------------------------------------------------------------------------------------------
  Weighted average number of shares - basic            1,109,588          1,109,424          1,029,656       1,013,976
  Weighted average number of shares - diluted          1,109,588          1,109,424          1,039,217       1,013,976
----------------------------------------------------------------------------------------------------------------------

  See accompanying summary of accounting policies and notes to consolidated financial statements.



                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                          Common Stock                      Additional         Retained
                                                      ----------------------                 Paid-in            Earnings
                                                  Shares                 Amount              Capital            (Deficit)
-------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1998                          1,013,976               $10,140            $1,007,617         $1,386,416

Net income                                              -                     -                     -             809,411
-------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1999                          1,013,976                10,140             1,007,617          2,195,827

Shares issued in acquisition (Note 1)              101,398                 1,014               353,886                -

Shares redeemed (Note 15)                           (5,950)                  (59)              (32,983)               -

Net income                                              -                     -                     -             878,281
-------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 2000                          1,109,424                 1,095             1,328,520          3,074,108

Net loss                                                -                     -                     -          (3,481,019)
-------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 2001                          1,109,424                11,095             1,328,520           (406,911)

Stock Options exercised                                164                     2                   496

Net loss                                                -                     -                     -          (2,731,025)
-------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2002                          1,109,588               $11,097            $1,329,016        $(3,137,936)
-------------------------------------------------------------------------------------------------------------------------

                    See accompanying summary of accounting policies and notes to consolidated financial statements.




                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended April 30,
                                                       ---------------------------------------------------------------------
                                                              2002               2001              2000             1999
                                                              ----               ----              ----             ----
Operating activities
  Net income (loss)                                       $(2,731,025)       $(3,481,019)     $    878,281      $   809,411
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities
      Bad debt - note receivable                              210,000                  -                 -                -
      Loss on disposal of subsidiary                                -          1,045,282                 -                -
      Depreciation and amortization                         1,609,342          1,281,940           884,611          600,658
      Engine reserve                                                -           (191,977)          193,553         (296,178)
      Gain on sale of assets                                 (141,531)          (351,932)         (492,071)         (69,759)
      Net cash provided (absorbed) by
         Accounts receivable                               (1,884,451)        (1,337,356)       (1,684,436)         472,055
         Inventories                                         (139,068)           (47,010)         (256,692)        (798,854)
         Costs in excess of billings                         (658,007)           567,858          (288,343)            (111)
         Prepaid expenses and other assets                    (66,771)           375,987          (211,696)         682,974
        Accounts payable                                    4,171,380          2,534,382         1,093,011          105,206
        Accrued expenses and other liabilities              1,202,687             23,946           283,321          275,736
        Deferred revenue                                      878,285                  -          (727,586)        (950,802)
        Income taxes payable                                        -                  -                 -          (20,000)
----------------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by operating
  activities                                                2,450,841            420,101          (328,047)         810,336
----------------------------------------------------------------------------------------------------------------------------

Investing activities
  Proceeds from sale of assets held for resale                      -          1,225,000                 -                -
  Proceeds from sale of property and equipment                      -            500,000         1,700,000                -
  Investment in property and equipment                     (1,654,541)        (5,182,533)       (1,710,923)      (1,103,201)
  Investment in assets held for sale                       (1,566,081)          (320,592)       (2,651,012)               -
  Investment in other long-term assets                        (65,000)          (257,500)                -                -
  Proceeds from note receivable repayment                      85,696                  -                 -                -
  Acquisitions                                                      -                  -        (1,298,281)               -
----------------------------------------------------------------------------------------------------------------------------

Net cash absorbed by investing activities                  (3,199,926)        (4,035,625)       (3,960,216)      (1,103,201)
----------------------------------------------------------------------------------------------------------------------------


Financing activities
  Proceeds from lines of credit, net                          883,232          2,748,662         1,116,760          629,409
  Repayment of long-term debt                              (1,422,391)        (4,354,697)       (1,024,774)        (856,260)
  Proceeds from long-term debt                              1,300,000          5,273,504         4,215,000          495,000
  Net shareholder advances (repayments)                             -            (35,775)           69,632                -
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                     760,841          3,631,694         4,376,618          268,149
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents           11,756             16,170            88,355          (24,716)

Cash and cash equivalents, beginning of year                  183,817            167,647            79,292          104,008
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                   $    195,573      $     183,817      $    167,647     $     79,292
----------------------------------------------------------------------------------------------------------------------------

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

         The Company provided commercial airplane maintenance at its Myrtle Beach, South Carolina location until the subsidiary was sold November 30, 2000. The Company also provides flight services through its subsidiary in Alaska, Flight Alaska, Inc. ("FAI"), which includes mail service for the United States Postal Service and corporate and private charter services.

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

         Other equipment - All other property and equipment is depreciated on a straight-line basis over its estimated useful life or lease term, as applicable. Estimated useful lives are as follows: leasehold interests and improvements, primarily in the airport buildings - 20 months (remaining lease term); equipment, computers, office furniture, and fixtures 3 - 7 years.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                   (continued)


         Goodwill - Goodwill was stated at the excess amount of the purchase price over net assets acquired, net of accumulated amortization. Goodwill at April 30, 2000 was related to the Company's Myrtle Beach, South Carolina subsidiary. The subsidiary was sold by the Company to an outside party effective November 30, 2000 and the remaining net goodwill was written-off as a result of the disposal.

         Assets Held for Sale - Assets held for sale balance at April 30, 2000 includes costs related to the acquisition and refurbishment of three airplanes. The assets are stated at the lower of cost or market. Two planes were sold during the year ended April 30, 2001 and another was put into service by the Company and therefore transferred to property and equipment. Assets held for sale at April 30, 2002 includes costs related to acquisition and refurbishment of two airplanes.

         Other Long-Term Assets - Other long-term assets includes costs incurred in developing proprietary airplane maintenance and modification certifications. These costs total approximately $680,000 and $615,000 at April 30, 2002 and 2001, respectively, and are being amortized on a straight line basis over 10-15 years, the estimated lives of the certifications. The Company also is licensed through its Alaska subsidiary to carry mail for the U.S. Postal Service. The license was acquired at a cost of approximately $100,000 and has no expiration date.

         Asset Impairments and Disposals - The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, as determined based on undiscounted cash flows over the remaining amortization periods. If there is evidence of impairment, the carrying value of related assets would be reduced by the estimated shortfall of undiscounted cash flows.

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

         The Company has a major airplane modification job in progress as of April 30, 2002 for a customer. The contract is expected to be complete near the end of the year ended April 30, 2003. Due to the length of the contract it will be accounted for on the percentage of completion method based on milestones set forth in the contract. As of April 30, 2002 the Company had not achieved any of the contact milestones and therefore no revenues have been recognized. The Company had accumulated approximately $672,000 and $878,000 of costs and deferred revenue, respectively, related to the contract as of April 30, 2002.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                   (continued)


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

         Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS
141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The adoption of this statement is not expected to have an impact on the Company's financial condition or results of operations.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of this statement is not expected to have an impact on the Company's financial condition or results of operations.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                   (continued)


         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Currently, the Company is assessing but has not determined how the adoption of SFAS 144 will impact its financial position and results of operations.

         In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement changes certain accounting related to the extinguishment of debt, and eliminates inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The statement is effective after May 15, 2002 and early application is encouraged as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement is issued. The adoption of the statement is not expected to have an impact on the Company's present financial condition or results of operations.


         In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities be recognized when incurred. Previous guidance required recognition of these types of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities we may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Management's Plans - In November 2001, the Company entered into a letter of intent with a third party to sell virtually all operations and related net assets of the Company. Consummation of the transaction is subject to various conditions, including negotiation and execution of a definitive agreement and approval by the Company's Board of Directors and shareholders. If the transaction occurs, it is anticipated that it would close in fall of 2002.

Should the sale not be consummated, management has implemented significant operating changes to ensure the success of the Company. The following is a summary of the major changes:

The Company's primary government services contract was renewed April 1, 2002. This contract's structure changed, resulting in an increase in the incremental cash flow realized from the fixed monthly billing change. Additionally, the combined billing value per flight hour has increased.

The Company is restructuring its fleet and is currently in process of reassigning several assets from the Alaska subsidiary to anticipated new contracts. A realignment of resources will increase fleet utilization and provide the basis for an increase revenue stream.

Operating policies and procedures are being revised and overhead cost structures are being adjusted to ensure an efficient and compliant operating infrastructure.

The customer base has been expanded due to a recent contract award from the US Air Force. This contract has a five-year performance period with annual estimated revenue of $700,000.

The Company is aggressively seeking new business opportunities and has several potential contract awards outstanding. These proposals include six new customers from both the commercial and governmental market.

The Company is very confident that implementing the newly established operating budget, utilizing an efficient corporate infrastructure, and expanding its customer base will achieve its business plan.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 - Acquisitions and Disposal of Subsidiary - The Company acquired the assets of Flight Systems, Inc. on March 1, 2000. The purchase price was composed of $150,000 of cash plus 101,398 shares of Company stock and assumption of liabilities. The shares were valued at $3.50 per share. The operations which are located in Myrtle Beach, South Carolina were immediately reincorporated into Flight International Services, Inc. ("FIS") a newly formed wholly owned subsidiary of the Company. Approximately $973,000 of goodwill was recorded on FIS related to the acquisition, and was being amortized evenly over a 15 year period until the disposal of FIS. During April 2000, FIS acquired approximately all of the fixed assets of an avionics company for approximately $240,000.

In April 2000, the Company acquired substantially all assets of YUTE Alaska through a newly formed entity Flight Alaska, Inc. ("FAI"). The acquisition was part of a bankruptcy liquidation. The asset purchase was financed by FAI in part with long-term debt totaling $775,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 2 - Acquisitions and Disposal of Subsidiary (continued)

A summary of the acquisitions of FIS and FAI during the year ended April 30, 2000 is as follows:

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

The Company disposed of its subsidiary FIS effective November 30, 2000 for a $600,000 note receivable. The note was to mature April 2005 in equal monthly installments of principal and interest at 9% of $14,934 beginning May 2001. The sale was closed in April 2001. As a condition of the sale all outstanding FIS debt to banks and shareholders was not assumed by the buyer. As a result of the sale, the Company recorded a loss on disposal of the subsidiary of approximately $1,045,000. Operating results of FIS were as follows:

                                               May 1, 2000        March 1, 2000
                                                 Through             Through
For the Periods                             November 30, 2000    April 30, 2000
--------------------------------------------------------------------------------
Revenues                                        $ 3,327,493      $ 537,132
Net loss from discontinued operations            (1,460,721)      (457,568)
Net loss on disposal of subsidiary               (1,045,282)            -
Net loss from disposed subsidiary                (2,506,003)      (457,568)
--------------------------------------------------------------------------------

Net loss per share (basic and diluted):
   Discontinued operations                     $      (1.32)     $    (.44)
   Loss on disposal of subsidiary              $       (.94)     $     -
--------------------------------------------------------------------------------

As of April 30, 2002, the Company recorded bad debt expense of $210,000 due to default on the note receivable subsequent to year end. The outstanding principal was reduced from approximately $514,000 to $304,000 as of April 30, 2002. The $304,000 represents the estimated realizable value of all operating assets of FIS turned over to the Company in satisfaction of the note.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 3 - Accounts Receivable - The balance of accounts receivable is comprised of the following:

                                                  April 30,
                                     -----------------------------------------
                                       2002            2001             2000
                                       ----            ----             ----
     Flight operations contracts
      and programs                   $7,403,302     $5,722,238      $5,063,132
     Commercial                         808,585        856,535         551,426
     Other receivables                  496,650        362,317         106,229
                                     ----------     ----------      ----------

                                      8,708,537      6,941,090       5,720,787
     Less:  allowance for
      doubtful accounts                (494,716)      (611,720)        (19,687)
                                     -----------   -----------     ------------

                                     $8,213,821     $6,329,370      $5,701,100
                                     ===========   ===========     ============

Accounts receivable from flight operations contracts and programs consist of the following:

                                                      April 30,
                                    --------------------------------------------
                                      2002              2001           2000
                                      ----              ----           ----

     U.S. Government
      Amounts billed                $5,976,248      $3,968,879      $2,053,128
      Services provided,
       not billed                      452,927         978,520       2,129,655
                                    ----------       -----------    ----------

                                     6,429,175       4,947,399       4,182,783
                                    ----------      ----------      ----------

     Commercial Customers
      Amounts billed                   974,127         774,839         770,679
      Services provided,
       not billed                            -              -          109,670
                                    ----------      ----------      ----------

                                       974,127         774,839         880,349
                                    ----------      ----------      ----------

     Total flight operations
      contracts and programs        $7,403,302      $5,722,238      $5,063,132
                                     =========       =========       =========

Accounts receivable are billed in accordance with the terms of the contracts under which they arise.

Note 4 - Inventories - Inventories are compromised of:

                                                     April 30,
                                     -----------------------------------------
                                       2002           2001             2000
                                       ----           ----             ----

     Aircraft parts                 $2,737,760      $2,579,701      $2,928,592
     Targets and cable                 207,065         224,073         183,308
     Fuel                               22,225          24,208          11,987
                                   -----------     -----------      ----------
                                    $2,967,050      $2,827,982      $3,123,887
                                     =========       =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 5 - Property and Equipment - Property and equipment consist of the following:

                                                              April 30,
                                               ---------------------------------------
                                                 2002            2001          2000
                                                 ----            ----          ----

     Aircraft, improvements, and engines      $ 8,335,544     $ 6,868,259    $3,220,532
     Electronic warfare equipment                 963,147         963,147       519,147
     Buildings and leasehold improvements       3,487,277       3,430,650     2,246,378
     Office furniture and fixtures                872,481         787,009       287,392
     Other equipment                            1,473,656       1,428,499     1,839,260
                                                ---------       ---------    ----------

                                               15,132,105      13,477,564     8,112,709
     Accumulated depreciation
      and amortization                         (5,309,646)     (3,749,171)   (2,799,078)
                                               -----------     ----------    -----------

     Property and equipment, net              $ 9,822,459     $ 9,728,393    $5,313,631
                                                =========       =========     =========


Note 6 - Notes Payable - In August 2000, the Company entered into a $5,500,000 line of credit agreement with a bank in Newport News, Virginia, which was subsequently increased to $6,000,000 as of July 2001 and to $7,250,000 as of December 2001. The current term of the agreement runs through August 31, 2002. Under the agreement, the Company may obtain advances up to 85% of amounts billed by the Company on government contracts. The Company pays interest at a variable rate, which was approximately 5.25% at April 30, 2002. Outstanding advances at April 30, 2002, 2001 and 2000 were approximately $5,829,000, $4,946,000 and
$3,900,000, respectively. Under the agreement, the Company was required to maintain certain net worth ratios. The Company was not in compliance with these ratios at April 30, 2001. However, an amendment to the line of credit deleted the net worth requirement as of May 1, 2001 and waived any default by the Company. The agreement was also amended December 1, 2001 to include virtually all equipment of the Company as collateral. The Company believes it will be able to refinance the debt as it becomes due.

During the year ended April 30, 1998 the Company entered into a $2,000,000 asset based borrowing agreement with a bank in Newport News, Virginia, which was subsequently increased to $2,700,000. Under the terms of the agreement, the Company could obtain advances up to 85% of amounts billed by the Company on government contracts. The Company paid interest at prime plus .50% on outstanding advances. Outstanding advances at April 30, 2000 were approximately $2,024,000. The line of credit was paid off in August 2000 with additional financing.

During the year ended April 30, 2000, the Company entered into a $500,000 commercial line of credit agreement with a bank in Newport News, Virginia, maturing September 1, 2000. The line of credit was paid off in January 2001.

During the year ended April 30, 2000, the Company entered into a loan agreement for $1,300,000 with a bank in Newport News, secured by aircraft. The loan was paid off in February 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 7 - Long-Term Debt - Long-term debt consists of the following:


                                                                                           April 30,
                                                                             ---------------------------------------------
                                                                                2002         2001               2000
                                                                                ----         ----               ----

Note payable to a bank with interest payable at the monthly
  LIBOR Index plus 3% (4.8%), due in equal monthly
   installments of principal and interest of $17,500, beginning
  May 1, 2001 through April 1, 2004, secured by aircraft.                  $ 1,907,500    $ 2,100,000      $       -

Note payable to a state authority with interest payable of
  9.25%, due in equal monthly installments of $11,321
  through June 1, 2015, secured by real property located in
  Anchorage, Alaska.                                                         1,031,860      1,071,732              -

Note payable to a bank with interest payable at 8.55%, due
  in equal monthly installments of principal and interest of
  $11,898, maturing July 2006, secured by aircraft.                            695,366            -                -

Note payable to a bank with interest payable at 8.5%,
  due in graduated monthly installments of principal and
  interest, beginning at $19,000 and ending at $37,000,
  through November 1, 2003, secured by a first mortgage
  deed of trust on leasehold improvements and assignment
  of leases on certain real property located in Newport News,
  Virginia.                                                                    615,286        951,800        1,238,041

Note payable to a bank with interest payable at 9.25%,
  due in equal monthly principal installments of $15,938
  plus interest through January 15, 2005, secured by aircraft.                 541,875        733,125          908,438

Note payable to a bank with interest payable at 8.55%, due
  in equal monthly installments of principal and interest of
  $8,725 through July 2006, secured by aircraft.                               509,914            -                -

Note payable to a bank with interest payable at the LIBOR
  Index plus 3% (4.8%), due in monthly installments of
  $16,500 beginning June 1, 2000 through May 1, 2005,
  secured by aircraft.                                                         478,174        640,152          775,000

Note payable to a related party with interest at 8.5%, due with one payment of $25,000 on June 15, 2001 and thereafter in
  equal monthly installments of principal and interest of $9,775
  through June 15, 2006, secured by aircraft. (See Note 13)                    409,149        500,000              -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 7 - Long-Term Debt (continued)

                                                                                           April 30,
                                                                             -----------------------------------------
                                                                                2002         2001            2000
                                                                                ----         ----            ----

Capital lease obligation, due in quarterly installments of
  principal and interest of $50,500, through March 31,
  2004, secured by computer equipment (Note 9).                            $   340,727    $   433,971     $     -

Note payable to a bank with interest payable at Prime rate
  plus 1.00% (5.75%), due in equal monthly installments of
  principal of $5,952 plus interest maturing on August 15,
  2006, secured by aircraft.                                                   315,488        386,912       452,384

Note payable to a company with interest payable of 18.5%,
  due in equal bi-annual installments of principal and interest
  of $27,500 due June 1, 2009, unsecured.                                      208,101        226,677           -

Note payable to a bank with interest payable at the Prime
  rate plus 0.75% (5.5%), due in equal monthly installments
  of principal and interest of $1,875 through October 15, 2004,
  secured by aircraft.                                                         170,615        193,125       215,625

Note payable to a bank with interest payable at the LIBOR
  Index rate plus 3% (4.8%), due in monthly installments of
  principal of $6,668 plus interest through October 10, 2003,
  secured by aircraft.                                                         119,982        199,994           -

Note payable to a bank with interest payable at prime plus
  .25% (5%), due in equal monthly installments of principal
  and interest of $3,472 through November 2003, secured by
  equipment.                                                                    65,972        107,639           -

Note payable to an insurance company with interest payable
  at 8.7%, due in  monthly installments of $3,503 maturing
  September 2002.                                                               17,141            -             -

Note payable to a bank with interest payable at 8.9%, due
  in equal monthly installments of principal and interest
  of $376 maturing on March 1, 2003, secured by a vehicle.                       3,833          8,247        11,085

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 7 - Long-Term Debt (continued)

                                                                                               April 30,
                                                                             ---------------------------------------------
                                                                                2002             2001               2000
                                                                                ----             ----               ----

Note payable to a bank with interest payable at 8.22%, due
  in equal monthly installments of principal and interest of
  $13,602 through February 2002, secured by certain property and equipment.  Refinanced during the year ended April 30,
  2001.                                                                      $     -          $       -        $   288,948

Note payable to a bank with interest payable at 8%, due in
  equal monthly installments of principal and interest of
  $12,452, maturing August 2000, collateralized by inventory.                      -                  -            205,416

Note payable to a bank with interest payable at the monthly
  LIBOR Index plus 3.00%, graduated monthly installments of
  principal and interest, beginning at $8,000 and ending at $12,000, through September 1, 2004, secured by aircraft.  Refinanced
  during the year ended April 30, 2001.                                            -                  -            876,500
                                                                             ---------         ----------        ---------
                                                                             7,430,983          7,553,374        4,971,437
  Current maturities                                                         1,737,649          1,369,639        1,081,525
                                                                             ---------          ---------        ---------

  Long-term debt, net                                                       $5,693,334         $6,183,735       $3,889,912
                                                                             =========          =========        =========

At April 30, 2002, aggregate principal payments due for long-term debt for the next five fiscal years and thereafter were as follows:

         2003                       $1,737,649
         2004                        2,889,627
         2005                          836,626
         2006                          463,199
         2007                          641,112
      Thereafter                       862,770
                                     ----------

                                    $7,430,983

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 8 - Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The sources of estimated temporary differences and their effect on net deferred tax assets (liabilities) are summarized as follows:

                                                                                         April 30,
                                                                 -------------------------------------------------------
                                                                   2002                    2001                  2000
                                                                   ----                    ----                  ----
     Deferred gain                                         $              -           $     54,000            $   161,000
     Engine reserve                                                 227,000                227,000                244,000
     Allowance for bad debts                                         96,000                168,000                  7,000
     Vacation expense                                               123,000                 87,000                 83,000
     Net operating loss carryforwards                             4,900,000              4,400,000              2,432,000
     Basis difference of property and equipment                    (380,000)               (40,000)                     -
                                                                -----------           ------------            -----------

     Net deferred tax asset                                       4,966,000              4,896,000              2,927,000
     Valuation allowance                                         (4,966,000)            (4,896,000)            (2,927,000)
                                                                 ----------             ----------             -----------

                                                           $              -      $               -       $              -
                                                                ===========             ===========            ============

The Company has recorded a valuation allowance for the deferred tax asset due to uncertainty of its realization.

As of April 30, 2002, the cumulative net operating loss available for federal income tax purposes was estimated at approximately $13 million which will expire primarily during years ended 2011, 2019, 2021 and 2022

Note 9 - Lease Commitments - The Company leases various aircraft and engines under operating leases for use on its contracts. Total lease expense for these aircraft and engines was approximately $15,931,000, $11,488,000, $9,719,000 and $7,272,000 for the years ended April 30, 2002, 2001, 2000 and 1999, respectively. Such lease expenses included approximately $10,473,000, $6,839,000, $7,028,000 and $4,160,000 for the years ended April 30, 2002, 2001,
2000 and 1999, respectively, for contingent rentals based on hours flown. See discussion of related party lease commitments at Note 13.

The Company leases various office facilities and airport property under lease arrangements with terms expiring through May 2004. Other operating leases are for office machines and aircraft maintenance equipment. The lease expense for these operating leases was approximately $960,000, $651,000, $391,000 and $369,000 for the years ended April 30, 2002, 2001, 2000 and 1999, respectively. Such lease expenses included approximately $66,000, $95,000, $105,000 and $102,000 for the years ended April 30, 2002, 2001, 2000 and 1999, respectively, for contingent rentals based on revenue.

The Company has a capital lease obligation with a finance company related to computer equipment. Property and equipment at April 30, 2002 includes the leased equipment of approximately $363,000, net of amortization of approximately $223,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 9 - Lease Commitments (continued)

At April 30, 2002, future minimum lease payments excluding contingent rentals on capital and operating leases for each of the next five fiscal years were as follows:

                                       Capital         Operating
                                       -------         ---------
   2003                                 $252,500       $5,817,000
   2004                                  187,040        5,206,000
   2005                                        -        4,671,000
   2006                                        -        4,260,000
   2007                                        -        2,125,000
   --------------------------------------------------------------
   Total minimum lease payments          439,540        22,079,00
   Amounts representing interest          98,813                -
   --------------------------------------------------------------
                                        $340,727      $22,079,000
   --------------------------------------------------------------


Note 10 - Claims, Contingencies, and Commitments - On February 4, 1994, the Company filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of Virginia (the "Bankruptcy Court") for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). On December 8, 1994, the Bankruptcy Court entered an order confirming the Company's joint plan of reorganization (the "Plan"), and the Plan became effective on December 28, 1994 (the "Effective Date"). For accounting purposes, the effective date was deemed to be December 31, 1994.

Pursuant to the Plan, a total of 1,000,000 shares of new common stock were authorized and 998,976 shares were issued. The 9,899,713 shares of common stock previously outstanding were retired. Of the new shares of common stock issued, 51,000 shares are being held by the Company to satisfy the remaining claims of the unsecured creditors.

As a result of a state sales and use tax audit, the Company was assessed a liability of approximately $280,000 for periods ended December 31, 2000 and prior and a lien was placed on certain real property owned by the Company. The Company has accrued approximately $240,000 based on a settlement of the assessment as of April 30, 2002 and 2001.

The Company is involved in litigation with a shareholder of the Company and former employee of FIS who was also the principle owner of Flight Systems, Inc. ("Flight Systems") whose assets were purchased by FIS in February 2000. The shareholder, his attorney, and Flight Systems allege that the Company has failed to satisfy certain liabilities due to them individually and collectively as a result of the Company's acquisition of Flight Systems. The attorney claims the Company owes approximately $85,000 for services rendered. The shareholder and Flight Systems collectively claim approximately $221,000 of unpaid liabilities including shareholder loans payable. The Company plans to defend the litigation vigorously and believes it is possible that it may assert counter claims that outweigh the litigation claims. As of April 30, 2002 and 2001 the Company has liabilities recorded of approximately $54,000 and $203,000 in each year related to the attorney fees and shareholder payables, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 11 - Employee Benefit Plans - The Company sponsors a defined contribution pension plan covering all eligible employees. Employees become eligible to participate upon completing one year of service in a job classification not subject to a collective bargaining agreement. One year of service is defined as any consecutive 12 month period in which the employee works 1,000 hours. Participants may elect to have 1% to 15% of their compensation contributed to the Plan, up to the maximum allowed by law. Contributions to the Plan are matched by the Company at the rate of 50% of the first 6% of employees' contributions. All employee contributions, rollover contributions, and earnings thereon are 100% vested. Company contributions vest at a rate of 20% per year. The participant may designate his contribution and employer matching contributions to be invested in any combination of seven money market, stock or bond funds maintained by the Trustee. After a participant dies or retires, the participant or his beneficiary is entitled to receive the entire vested balance of his account.

The Company reserves the right to amend or terminate the Plan at any time. If the Plan is terminated, each participant is then vested with the amount in their account. The Company contributed approximately $111,000, $130,000, $72,000 and $59,000 to the plan for the years ended April 30, 2002, 2001, 2000 and 1999, respectively.

Note 12 - Transactions With Major Customer - Revenues from all U.S. government contracts included in Flight operations are approximately as follows:

          Year Ended April 30,          Amount       Percent
          -------------------          --------      -------
                 2002                 $29,918,000      69%
                 2001                 $23,893,000      64%
                 2000                 $23,643,000      80%
                 1999                 $19,444,000      77%

Note 13 - Related Parties - The Company had a note payable on advances from a stockholder of $202,811 at April 30, 2002 and 2001, respectively. See further discussion at Notes 2 and 10 regarding the stockholder who acquired shares of the Company as the principal owner of Flight Systems, Inc.

The Company has entered into lease agreements with Maritime Sales and Leasing ("MSL") for certain aircraft and engines which require future minimum lease payments at April 30, 2002 for each of the next five years as follows: 2003 - $4,590,000, 2004 - $4,276,000, 2005 - $3,883,000 and 2006 - $3,620,000 and 2007
- $1,763,000. David Sandlin, Chairman, President and CEO of the Company, is also an owner of MSL. Related to these agreements, the Company has deposits of approximately $337,000 with MSL as of April 30, 2002.

During the year ended April 30, 2000, the Company entered into a sale/leaseback transaction with MSL to sell a plane and two engines. Total proceeds from the sale were $1,700,000, however due to the terms of leaseback, the Company is amortizing approximately $566,000 of the $916,000 gain realized on the transaction over the 2 year term of the lease. The deferred gain as of April 30, 2001 and 2000 was $141,531 and $424,591, respectively. The remaining deferred gain of $141,531 as of April 30, 2001 was recognized during 2002.

The Company has lease agreements for certain aircraft with the Aviation Company. David Sandlin has an ownership interest in the Aviation Company. Approximately $311,000, $22,000, $3,000 and $67,000 of lease expense was incurred for the years ended April 30, 2002, 2001, 2000 and 1999, respectively. The Company also has lease agreements for certain aircraft directly with David Sandlin. Approximately $22,000 and $26,000 of lease expense was incurred for the years ended April 30, 2002 and 2001, respectively. Required future minimum lease payments at April 30, 2002 for each of the next five years to the Aviation Company are approximately as follows: 2003 - $727,000, 2004 - $727,000,
2005 - $727,000, 2006 - $632,000 and 2007 - $361,000.

In February 2001, the Company entered into a sale/leaseback transaction with the Aviation Company to sell a plane and two engines for $500,000. The Company recognized the entire gain in 2001 of approximately $113,000 related to the transaction based on the present value of the lease payments over the five year term.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 13 -  Related Parties (continued)

Total lease expense including contingent rentals on all related party leases were approximately as follows:

                  Year Ended April 30,

                          2002                     $7,286,000
                          2001                     $5,725,000
                          2000                     $4,942,000
                          1999                     $3,085,000

The amounts due to and from MSL including amounts related to the leasing arrangements described are approximately as follows:

April 30,                     2002              2001            2000
------------------------------------------------------------------------

Note payable (Note 7)       $409,000          $500,000        $   -
Leases payable               813,000           110,000         182,000

Accounts receivable          178,000           165,000         124,000
Lease deposits               337,000           337,000         409,000

Note 14 - Supplemental Disclosure of Cash Flow Information - The Company made interest payments of approximately $935,000, $1,030,000, $520,000 and $355,000 for the years ended April 30, 2002, 2001, 2000 and 1999 respectively, including interest capitalized of approximately $111,000 and $90,000 for the years ended April 30, 2001 and 2000, respectively.

During the year ended April 30, 2001, the Company transferred approximately $1.7 million of costs related to aircraft and engines classified as held for sale at April 30, 2000 to property and equipment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 15 - Stockholders' Equity - During the year ended April 30, 2000, the Company redeemed 5,950 shares of stock in satisfaction of an outstanding receivable of approximately $33,000.

In August 1998, the Company implemented a stock option plan to provide incentive to employees, directors, and consultants. The initial term of the plan is 10 years and a total of 500,000 shares are available for grant. Under the new plan, 38,000 options previously issued to an officer of the Company at an exercise price of $2.00 were replaced by 45,000 options at $3.12 in 1999. The following table summarizes all option activity:

Year Ended April 30,                 2002                   2001                  2000                      1999
------------------------------------------------------------------------------------------------------------------------
                                       Weighted-             Weighted-              Weighted-                Weighted-
                                        average               average                average                  average
                                       exercise              exercise               exercise                 exercise
                             Shares      price      Shares     price        Shares    price      Shares        price

------------------------------------------------------------------------------------------------------------------------
Options outstanding
  at beginning of year      243,850     $3.63       153,350   $3.25         74,650     $3.07     38,000        $2.00

Options granted                  -         -         90,500    4.26         92,000      3.37     74,650         3.07
Options exercised              (164)     3.00            -       -              -         -          -            -
Options forfeited
  (cancelled)                    -         -             -       -         (13,300)     3.10    (38,000)        2.00
------------------------------------------------------------------------------------------------------------------------
Options outstanding
  at end of year            243,686     $3.63       243,850   $3.63        153,350     $3.25     74,650        $3.07
------------------------------------------------------------------------------------------------------------------------

As of April 30, 2002, all options are vested and exercisable at a weighted average price per share of $3.63. The weighted average remaining life of options outstanding is approximately seven years. The Company applies APB Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. For the purposes of computing the proforma amounts, the fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, no expected volatility, risk-free interest rate of approximately 6% no options were granted during 2002. The options granted during the year ended April 30, 2001 had substantially no fair value under the Black-Scholes method. Proforma net income and basic and diluted earnings per share under the provisions of SFAS 123 for the effect of options granted and outstanding for the years ended April 30, 2000 and 1999 are $735,494 and $.71 and $715,575 and $.71, respectively with no proforma effect for the years ended April 30, 2002 and 2001.

Note 16 - Accounting Estimates - During the year ended April 30, 2001, the Company changed its method for estimating certain reserves for airplane engine overhauls which resulted in a decrease of approximately $275,000 in accrued engine reserves and related engine reserve expense as of and for the year ended April 30, 2001.

The Company makes significant estimates related to its unbilled fuel liability. The Company accrues its fuel liability based on estimated actual usage throughout the year and adjusts, if necessary at year end, the liability based on actual invoices received and expected future invoices.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 16 - Accounting Estimates (continued)

As of April 30, 2002, the Company recorded bad debt expense of $210,000 due to default on the note receivable subsequent to year end. The outstanding principal was reduced from approximately $514,000 to $304,000 as of April 30, 2002. The $304,000 represents the estimated realizable value of all operating assets of FIS turned over to the Company in satisfaction of the note. The Company believes that the $304,000 balance as of April 30, 2002 estimates the realizable value of the assets received.

Note 17 - Sale of Assets - In November 2001, the Company entered into a letter on intent with a third party to sell virtually all operations and related net assets of the Company. Consummation of the transaction is subject to various conditions, including negotiation and execution of a definitive agreement and approval by the Company's Board of Directors and shareholders. If the transaction occurs, it is anticipated that it would close in fall of 2002.

Note 18 - Fourth Quarter Adjustments - In the fourth quarter of the year ended April 30, 2002, the Company recorded net adjustments which increased its net loss by approximately $610,000. The Company determined that $240,000 and $160,000 previously accrued for equitable fuel expense reimbursement in 2001 and 2002, respectively, was unlikely to be recovered from the government. In addition, the Company recorded bad debt expenses in the fourth quarter of approximately $210,000 due to default on a note receivable as discussed in Note 2 to the financial statements.

In the fourth quarter of the year ended April 30, 2000, the Company recorded net adjustments which increased its net income by approximately $400,000 reflecting approximately $825,000 of unrecorded contract revenues earned during the third quarter and the deferral of a portion of a gain related to a sale-leaseback transaction ($425,000).

REPORT ON FINANCIAL STATEMENT SCHEDULE

The audits referred to in our report dated August 2, 2002, relating to the consolidated financial statements of Flight International Group, Inc., which are contained in Item 8 of the Form 10-K included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP

Richmond, Virginia
August 2, 2002

SCHEDULE II
VALUATION AND QUALIFIYING ACCOUNTS (In Thousands) Flight International, Group, Inc.


For Each of the Four Fiscal Years Ended April, 30
-------------------------------------------------------------------------------------------------

                                            Balance at      Charged to                  Balance
                                            Beginning       Costs and                    at End
Year              Description               of Period       Expenses    Deductions (1)  of Period
2002     Allowance for doubtful accounts......$612           $   284       $401           $495

2001     Allowance for doubtful accounts......$ 20            $1,023        $431          $612

2000     Allowance for doubtful accounts......$ 71           $   135       $186          $  20

1999     Allowance for doubtful accounts......$198           $    55       $182          $  71
-------------------------------------------------------------------------------------------------

(1) Uncollectible receivables written off, net of recoveries.