Form 10-Q
period 2002-07-31
FLIGHT INTERNATIONAL GROUP INC
filed 2002-09-19
CIK 732775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECRITIES EXCHANGE ACT OF 1934
                   For the transition period from ____to______

                         Commission File Number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
             (exact name of registrant as specified in the charter)

           Georgia                                      58-1476225
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


Newport News/Williamsburg International Airport              23602
(Address of principal executive offices)                   (Zip Code)

                                 (757) 886-5500
               (Registrants telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 As of September 1, 2002 there were 1,109,588 shares of the issuer's New Common
            Stock, par value $.01 per share, issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   July 31,          April 30,
                                                     2002              2002
                                                     ----              ----
                                                  (Unaudited)
Current assets
  Cash                                            $    12,633      $   195,573
  Accounts receivable, net                          8,575,952        8,213,821
  Inventories                                       3,232,793        2,967,050
  Costs in excess of billings                         827,210          812,408
  Prepaid expenses and other                          750,855          170,091
  Deposits                                            462,978          462,978
  Note receivable                                         -            304,304
  Assets held for sale                              1,566,181        1,566,081
------------------------------------------------------------------------------
Total current assets                               15,428,602       14,692,306
------------------------------------------------------------------------------
Property and equipment, net                        10,231,162        9,822,459
------------------------------------------------------------------------------
Other long-term assets, net of amortization           638,637          651,665
------------------------------------------------------------------------------


     Total assets                                 $26,298,401      $25,166,430
==============================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                              July 31,         April 30,
                                                                2002             2002
                                                                ----             ----
                                                             (Unaudited)
Current liabilities
  Accounts payable                                          $  7,700,219     $  7,777,745
  Accrued fuel expense                                           406,248          362,603
  Accrued expenses and other liabilities                       4,013,025        3,261,226
  Deferred revenue                                               919,589          878,285
  Accrued compensation and benefits                              777,384          771,417
  Notes payable                                                6,778,483        5,829,158
  Long-term debt due currently                                 2,097,650        1,737,649
  Note payable stockholder                                       202,811          202,811
-----------------------------------------------------------------------------------------
Total current liabilities                                     22,895,409       20,820,894

Accrued engine reserves                                          450,025          450,025
Long-term debt, less current maturities                        4,908,621        5,693,334
-----------------------------------------------------------------------------------------
Total liabilities                                             28,254,055       26,964,253
-----------------------------------------------------------------------------------------
Commitments and contingencies

Stockholders' equity (deficit)
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 1,109,588 issued and outstanding                  11,097           11,097
  Additional paid-in capital                                   1,329,016        1,329,016
  Retained earnings (deficit)                                 (3,295,767)      (3,137,936)
-----------------------------------------------------------------------------------------
Total stockholders' equity (deficit)                          (1,955,654)      (1,797,823)
-----------------------------------------------------------------------------------------


    Total liabilities and stockholders' equity (deficit)    $ 26,298,401     $ 25,166,430
=========================================================================================

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended
                                                            ------------------------------
                                                            July 31, 2002    July 31, 2001
                                                            -------------    -------------
                                                             (Unaudited)      (Unaudited)
Revenues                                                     $13,356,627      $11,296,387
-----------------------------------------------------------------------------------------

Operating costs and expenses
  Costs of services                                           11,434,432        9,693,687
  Gain on disposal of assets                                          --          (68,199)
  Depreciation and amortization                                  432,975          388,225
  General, corporate and administrative                        1,382,041        1,027,172
-----------------------------------------------------------------------------------------

Total operating costs and expenses                            13,249,448       11,040,885

Operating income                                                 107,179          255,502

Interest expense                                                 265,010          307,124
-----------------------------------------------------------------------------------------

Net loss                                                     $  (157,831)     $   (51,622)
=========================================================================================

Earnings (loss) per share data:
    Basic and diluted loss per share                         $      (.14)     $      (.05)
    Weighted average number of shares - basic and diluted      1,109,588        1,109,588
=========================================================================================

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three Months Ended
                                                       ------------------------------
                                                       July 31, 2002    July 31, 2001
                                                       -------------    -------------
                                                        (Unaudited)      (Unaudited)
Operating activities
  Net loss                                              $  (157,831)    $   (51,622)
  Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                         432,975         388,225
      Gain on disposal of assets                                 --         (68,199)
      Net cash provided (absorbed) by
         Accounts receivable                               (362,131)       (591,749)
         Inventories                                       (175,827)        (67,125)
         Costs in excess of billings                        (14,802)         58,270
         Prepaid expenses and other assets                 (580,768)        (87,543)
         Accounts payable                                   (77,526)      1,010,819
         Accrued expenses and other liabilities             801,411        (164,384)
         Deferred revenue                                    41,304              --
-----------------------------------------------------------------------------------

Net cash provided (absorbed) by operating
  activities                                                (93,195)        426,692
-----------------------------------------------------------------------------------

Investing activities
  Investment in property and equipment                     (638,913)       (364,859)
  Investment in assets held for sale                           (100)     (1,438,924)
  Proceeds from note receivable repayment                    24,655              --
-----------------------------------------------------------------------------------

Net cash absorbed by investing activities                  (614,358)     (1,803,783)
-----------------------------------------------------------------------------------

Financing activities
  Proceeds from line of credit, net                         949,325         547,538
  Repayment of long-term debt                              (424,712)       (313,567)
  Proceeds from long-term debt                                   --       1,300,000
-----------------------------------------------------------------------------------

Net cash provided by financing activities                   524,613       1,533,971
-----------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents       (182,940)        156,880

Cash and cash equivalents, beginning of period              195,573         183,817
-----------------------------------------------------------------------------------

Cash and cash equivalents, end of period                $    12,633     $   340,697
===================================================================================

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the year ended April 30, 2002 included in the Company's Form 10-K filed with the Securities and Exchange Commission on August 19, 2002.

In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of July 31, 2002 and the results of its operations and its cash flows for the respective three month periods ended July 31, 2002 and 2001. Interim results for the three months ended July 31, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - The Flight International Group, Inc. and Subsidiaries (the "Company") is an aviation services company that performs military training services using specially modified commercial aircraft, principally under contracts with the United States Department of Defense, other government agencies and foreign countries. In addition, the Company has established a market for training and testing in the aerospace industry. The Company operates a fixed base operation ("FBO") at the Newport News/Williamsburg International Airport. The Company also provides flight services through its subsidiary in Alaska, Flight Alaska, Inc. ("FAI"), which includes mail service for the United States Postal Service and corporate and private charter services.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition - Contract Revenue - The Company recognizes contract revenue as hours are flown, at the average rate per flight hour, over the term of each contract. Certain contracts provide for compensation of fixed costs evenly over the contract. In addition, certain contracts provide for a guaranteed minimum number of flight hours per contract year. Contract revenue for such guaranteed but unflown hours, if any, is recognized at the end of the contract year.

The Company has a major airplane modification job in progress for a customer. The contract began during the year ended April 30, 2002 and is expected to be complete near the end of the year ended April 30, 2003. Due to the length of the contract it is being accounted for on the percentage of completion method based on milestones set forth in the contract.

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

Reclassifications - Certain reclassifications have been made to the prior period financial statements to conform to the July 31, 2002 presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 3 - MANAGEMENT'S PLANS - On May 9, 2002, the Company entered into an Asset Purchase Agreement with VTF Corporation ("VTF"). As detailed in the Preliminary Proxy Statement filed August 19, 2002, VTF will assume substantially all of the Company's assets and liabilities and those of the Company's wholly-owned subsidiaries for $6,500,000 (subject to adjustment based on the amount of indebtedness assumed by VTF). The transaction is subject to approval of the Company's shareholders and other closing conditions. There can be no assurance that the transaction will be consummated.

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

The Company is restructuring its fleet and is currently in process of reassigning several assets from the Alaska subsidiary to anticipated new contracts. A realignment of resources will increase fleet utilization and provide the basis for an increased revenue stream.

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

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT - The Company has a $7,250,000 line of credit agreement with a bank in North Carolina. The Company pays a variable rate of interest, which was approximately 5.25% at July 31, 2002. As of July 31, 2002, outstanding advances were approximately $6,800,000. The line is secured by certain inventory, receivables, and equipment. The agreement was to expire August 31, 2002, however, it has been extended to October 31, 2002.

As of July 31, 2002, long-term debt was approximately $7,006,000. As of July 31, 2002 as well as April 30, 2002, long-term debt consists primarily of aircraft and engine debt on assets used in the Company's flight operations with the majority of the remaining debt related to leasehold improvements at the Newport News airport and in Alaska.

The Company believes it will be able to satisfy its short and long-term debt commitments, including refinancing debt as it becomes due, if necessary.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5 - INCOME TAXES - No provision has been made for income taxes because of the substantial net operating loss carryforwards. The Company has recorded a valuation allowance for the deferred tax asset due to uncertainty of its realization.

As of April 30, 2002, the cumulative net operating loss available for federal income tax purposes was estimated at approximately $13,000,000 and will expire primarily during years ended 2011, 2019, 2021 and 2022.

NOTE 6 - SALE OF ASSETS - On May 9, 2002, the Company entered into an Asset Purchase Agreement with VTF Corporation ("VTF"). As detailed in the Preliminary Proxy Statement filed August 19, 2002, VTF will assume substantially all of the Company's assets and liabilities and those of the Company's wholly-owned subsidiaries for $6,500,000 (subject to adjustment based on the amount of indebtedness assumed by VTF). The transaction is subject to approval of the Company's shareholders and other closing conditions. There can be no assurance that the transaction will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background and General Information

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

     Flight International, Inc., a Georgia corporation ("FII"); Flight International Aviation, Inc., a Georgia corporation ("FIA"); Flight International Sales and Leasing, Inc., a Delaware corporation ("FSL"); Flight Alaska, Inc., a Delaware Corporation ("FAI"); and, until April 2001, Flight International Services, Inc., a Delaware corporation ("FIS"), are each wholly-owned subsidiaries of the Company. Flight International of Florida Inc., a Florida corporation ("FIF"), is a wholly-owned subsidiary of FII.

     On May 9, 2002, the Company entered into an Asset Purchase Agreement with VTF Corporation ("VTF"). As detailed in the Preliminary Proxy Statement filed August 19, 2002, VTF will assume substantially all of the Company's assets and liabilities and those of the Company's wholly-owned subsidiaries for $6,500,000 (subject to adjustment based on the amount of indebtedness assumed by VTF). The transaction is subject to approval of the Company's shareholders and other closing conditions. There can be no assurance that the transaction will be consummated.

Results of Operations

Three Months Ended July 31, 2002 Compared to the Three Months Ended
July 31, 2001

Revenue

For the three months ended July 31, 2002, revenues totaled $13,357,000. This represents an increase of 18.2% over the same period last year. In the first quarter of fiscal year 2003, the Company's revenues were generated from three sources. Fleet Operations of owned or leased aircraft accounted for 83.4% of total revenue, while the MRO Center produced 9.9% of sales and the FBO provided 6.7% of total revenues.

A period over period revenue comparison for each source is outlined in the following table. Fleet Operations, MRO and FBO revenues showed increases over the same period in the prior year (dollars in thousands):

                        3 Months Ended    3 Months Ended         %
                        July 31, 2002     July 31, 2001    Increase (Decrease)
                        --------------    --------------   -------------------
Fleet Operations           $11,145          $10,463               6.5%
MRO Center                 $ 1,322          $   397             233.0%
Newport News FBO           $   890          $   436             103.9%


FII's Fleet Operations revenue increased by $1,229,000 or 14.9% compared to the first quarter of fiscal year 2002. This increase is primarily due to aerial refueling services provided to the DOD whereby, the Company supported its military customers by providing in-flight tanker services to several branches of the military, including the Navy and Marine Corps. A slight offset of the aforementioned increase is the negative impact to revenues received under the Company's governmental CAS-MED contract, which was adversely impacted by the Government's response to terrorism. Based on the hours flown through July 31, 2002 the Company anticipates it will be able to file a claim for "un-flown guaranteed hours" in the second quarter of fiscal year 2003. In addition, changes associated with the timing of billing, fixed and variable cost streams on the follow-on CAS-MOS contract resulted in the recognition of less revenue during the current quarter than the billing methodology allowed by the CAS-MOS contract in effect during the previous year. FII's Fleet Operations revenues would have been $381,000 higher in the first quarter of 2003 had revenues been billed in an identical manner as in prior years under the previous CAS-MOS contract.

Also impacting Fleet Operations was a decrease in revenues for Flight Alaska of $561,000 to $2,165,000, or 20.6% in the first quarter of fiscal year 2003, as charter revenues have remained depressed since the events of September 11, 2001.

MRO Center revenues were up substantially over the prior period due primarily to an aircraft modification contract with Raytheon Australia, which added approximately $650,000 of revenue in the current quarter. Landing Gear Service Life Extension Program revenues also increased versus the prior quarter, while sales of targets and associated repair parts inventories to the DOD also contributed to the increase.

FBO revenues increased as a direct result of the award of the defense fuel suppliers contract at the NN/W Airport. The Company is now compensated by the DOD for fueling FII and other DOD customers that transit the NN/W Airport.

Cost of Services

Cost of services includes the direct operating expenses of aircraft utilized and maintained by the Company and costs of goods sold for the MRO Center. Types of expenses incurred include the following: aircraft and engine leases and depreciation, fuel, insurance, maintenance, pilots and equipment. Also included are the costs of operating the FBO at the NN/W Airport, the repair parts, outside services and direct labor for the MRO Center.

For the three-month period ended July 31, 2002, cost of services from continuing operations increased to $11,434,000 from $9,694,000 for the same period in the prior year, a 17.9% increase. The major factors contributing to the increase in cost of services were expenses related to the cost of aircraft leases with additional aircraft, sub-contracted flight services, and cost of goods sold associated with the Raytheon Australia modification program. The overall gross margin increased to 14.4% from 14.2% for the same period last year.

Since April 2002, the Company's CAS-MOS contract operations have been conducted on a "Government Supplied Fuel" basis. Simultaneously, the Company was awarded the Defense Fuels Contract for the NN/W Airport and is now compensated by the DOD to fuel the Company's aircraft in conjunction with the CAS-MOS contract. Fuel costs decreased in the first quarter of fiscal year 2003 to $993,000 from $1,196,000 in the same period a year earlier; a decrease of 16.9%. Fuel expense for Fleet Operations dropped by over $450,000 while the FBO's cost of fuel sold increased by $323,000.

Contracted operations expense rose in the three-month period ended July 31, 2002 due principally to increases in tanker flight activity. During the period, the Company supported an additional product line for its DOD customers by providing for aerial refueling services to several branches of the military, including the Navy and Marine Corps. These services are primarily provided through a subcontractor. Costs associated with the additional services were responsible for a $1,665,000 increase, while decreased activity levels associated with other subcontractors during the quarter resulted in a cost reduction. On a net basis, sub-contracted operations increased by $1,073,000 for the first quarter of fiscal 2003 compared with the same period a year earlier.

Hull, liability, and passenger insurance costs increased to $457,000 for the first quarter of fiscal 2003 versus $246,000 for the same period a year earlier, or an 85.8% increase. The increase was due primarily to a general premium rate increase that followed the events of September 11, 2001, and the cost of insuring additional aircraft. A policy year-end premium adjustment received in the first quarter of fiscal 2002 also contributed to the increase.

Aircraft lease expense increased to $1,632,000 in the first 3 months of fiscal 2003 from $1,372,000 a year earlier, or 18.9%, reflecting an increase in Lear 30 Series aircraft required for the follow-on CAS-MOS contract and CASA 212 aircraft deployed in Alaska.

Depreciation and Amortization

Owned aircraft and engines are depreciated on a straight-line basis over 12 years, while engine overhauls are depreciated based on hours flown down to a core value. Electronic warfare equipment is depreciated on a straight-line basis over five years. All other property and equipment is depreciated over its estimated useful life or lease term, if applicable.

Depreciation and amortization of $433,000 for the three months ended July 31, 2002 reflects an increase of 11.5% compared to the same period last year. The $45,000 increase is due primarily to increases in depreciable assets from the prior year.

General, Corporate and Administrative

General, corporate and administrative expenses consist principally of facility costs associated with the Company's hangars and corporate headquarters, and wages associated with the administrative and sales staff. General, corporate and administrative expenses aggregated $1,382,000 for the three months ended July 31, 2002, up from $1,027,000 in the prior year, or an increase of 34.7%. The increase is attributable to additional wages and personnel required in its general management, accounting and finance functions as well as over $100,000 in costs in the first quarter of fiscal 2003 associated with the pending sale to VTF Corporation.

Interest Expense

Net interest expense decreased to $265,000 from $307,000 for the same three-month period last year, or 13.7%. The decrease is due to the pay-down of the Company's long-term debt from the prior year.

Income Tax Expense

No income tax benefit has been recorded for the net loss due to the uncertainty of the realization of such benefit. For further discussion see Note 5 to the Consolidated Financial Statements included herein.

Net Income

The consolidated net loss for the three months ended July 31, 2002 was $158,000, a loss of $.14 per share compared to a net loss of $52,000 or $.05 per share, for the three months ended July 31, 2001. Changes associated with the timing of recognizing fixed and variable revenue streams based on the terms of the follow-on CAS-MOS contract resulted in the recognition of less revenue during the current quarter than the billing methodology allowed by the CAS-MOS contract in effect during the previous year. Net Income would have been higher by $381,000 in the first quarter of 2003 had revenues been recognized in an identical manner (see Revenue section above). The weighted average number of shares was 1,109,588 in both periods.

Liquidity and Capital Resources

THREE MONTHS ENDED JULY 31, 2002

Continued growth in the first three months of fiscal 2003 once again necessitated the need to increase short-term borrowings.

Cash from Operations

Cash absorbed from operations was $93,000 in the current period versus cash generated from operations of $427,000 in the last year's first quarter. The decrease was attributed primarily to the increased net loss and the changes in working capital accounts absorbed $368,000 in the first three months of fiscal 2003 while providing $158,000 for that same period in the prior year.

Cash used in Investing Activities

Net cash used in investing activities decreased from $1,804,000 for the July 2001 quarter to $614,000 in the current quarter. The primary reason for the decrease was that the Company purchased two J-31 aircraft from Maritime Sales and Leasing and made subsequent improvements to these aircraft during the July 2001 quarter.

Cash from Financing Activities

In the three month period ended July 31, 2002, financing activities generated an additional $525,000 versus $1,534,000 for the same period in the prior year. Proceeds in both years were utilized to fund property and equipment acquisitions and operations, while July 2001 also included funds borrowed for the acquisition of the two planes acquired from Maritime Sales and Leasing.

For the three months ended July 31, 2002, the Company realized a net decrease of $183,000 versus an increase in cash and cash equivalents of $157,000 in the prior period.

The Company's contractual obligations and commercial commitments have not materially changed, other than normal contractual payments, since April 30, 2002.

The Company believes that it will be able to refinance debt as necessary as it becomes due. In addition, the Company believes that current levels of cash together with cash from operations and funds available under its borrowing arrangements will be sufficient to meet its capital requirements for the next twelve months.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to the impact of interest rate changes on its variable rate debt instruments. If interest rates increased by 10%, the expected impact on net income would be immaterial.
                                       12

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

There has been a recent development in the Charles Myers, et al v Flight International Group, Inc. litigation as previously reported pending in United States District Court in South Carolina. Mr. Myers, a shareholder of the Company, filed a motion to enjoin the sale of the Company's assets. His theory is that the Company would no longer be able to respond to a judgment favorable to the plaintiffs. The Company has filed its response, which details the deficiencies of the motion for a preliminary injunction and, as of the date of this filing, no date has been set to hear this motion. Counsel has advised that they do not believe the motion poses any serious threat to the transaction, however, we can provide no assurances thereof. Mr. Myers has not scheduled the matter for hearing, leaving the motion to be decided on the written record. The Company believes the motion has no merit and will vigorously defend it.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a.  Exhibits

    99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    b.  Reports on Form 8-K

    None.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:  September 17, 2002            THE FLIGHT INTERNATIONAL GROUP, INC.

                                      By:   /s/ David E. Sandlin
                                            David E. Sandlin
                                            Principal Executive Officer

                                     By:   /s/ Mathew J. Nowicki
                                           Mathew J. Nowicki
                                           Chief Financial Officer

                               CERTIFICATIONS

I, David E. Sandlin, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Flight International Group, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002
                           /s/ David E. Sandlin
                           ------------------------------
                           David E. Sandlin
                           Principal Executive Officer

I, Matthew J. Nowicki, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Flight International Group, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002

                           /s/ Matthew J. Nowicki
                           ------------------------------
                           Matthew J. Nowicki
                           Chief Financial Officer