Form 10-K/A
period 2002-04-30
FLIGHT INTERNATIONAL GROUP INC
filed 2002-11-20
CIK 732775

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                   FORM 10-K/A

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

        Securities registered pursuant to Section 12(b) of the Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                   New Common Stock, par value $.01 per share
      --------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes        No X.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of the date hereof, there is no public market for the issuer's securities.

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes        No

As of August 16, 2002 there were 1,109,588 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

--------------------------------------------------------------------------------

The registrant hereby files this report on Form 10-K/A to amend its Annual Report on Form 10-K, filed August 19, 2002 for the year ended April 30, 2002 to correct the description of Exhibit 10(v) in the Exhibit Index and to include certain information contained Exhibits 10(u) and 10(v) that was previously excluded.

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

Dated: November 20, 2002                    THE FLIGHT INTERNATIONAL GROUP, INC.


                                            By: /s/ David E. Sandlin
                                                ----------------------------
                                                David E. Sandlin
                                                Principal Executive Officer

                                            By: /s/ Robert C. Dynan
                                                ----------------------------
                                                Robert C. Dynan
                                                Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                              Description

10(u)                                       Award/Contract No. N00019-02-D-3157
                                            dated 1 April, 2002 issued by the
                                            U.S. Naval Air Systems Command, AIR
                                            2.4.5.1.10, NAS Patuxent River, MD
                                            to Flight International, Inc.
                                            (CAS-MOS Contract, Lot I)). Certain
                                            portions of this Exhibit have been
                                            omitted based upon a request for
                                            confidential treatment with the
                                            Securities and Exchange Commission
                                            (the "Commission"). The confidential
                                            portions have been filed with the
                                            Commission.


10(v)                                       Award /Contract No. N00019-01-0037
                                            dated 1 January, 2002 issued by the
                                            U.S. Naval Air Systems Command, AIR
                                            2.4.5.1.10, NAS Patuxent River, MD
                                            to Flight International, Inc.
                                            (CAS-MOS Contract, Lot III). Certain
                                            portions of this Exhibit have been
                                            omitted based upon a request for
                                            confidential treatment with the
                                            Securities and Exchange Commission
                                            (the "Commission"). The confidential
                                            portions have been filed with the
                                            Commission.