Form 10-K/A
period 2002-04-30
FLIGHT INTERNATIONAL GROUP INC
filed 2002-11-25
CIK 732775

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 2
                                   FORM 10-K/A


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

--------------------------------------------------------------------------------

The registrant hereby files this report on Form 10-K/A to amend its Annual Report on Form 10-K, filed August 19, 2002 for the year ended April 30, 2002 to correct the description of Exhibit 10(v) in the Exhibit Index; to include certain information contained Exhibits 10(u) and 10(v) that was previously excluded and to include the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.



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


Dated: November 21, 2002                    THE FLIGHT INTERNATIONAL GROUP, INC.



                                            By: /s/ David E. Sandlin
                                                ----------------------------
                                                David E. Sandlin
                                                Principal Executive Officer

                                            By: /s/ Robert C. Dynan
                                                ----------------------------
                                                Robert C. Dynan
                                                Principal Financial Officer


CERTIFICATIONS

I, David E. Sandlin, certify that:

1. I have reviewed this annual report on Form 10-K/A of The Flight International Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:   November 21, 2002

                                                    /s/ David E. Sandlin
                                                    ----------------------------
                                                    David E. Sandlin
                                                    Principal Executive Officer


I, Robert C. Dynan, certify that:

1. I have reviewed this annual report on Form 10-K/A of The Flight International Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

 Date: November 21, 2002

                                                     /s/ Robert C. Dynan
                                                     ---------------------------
                                                     Robert C. Dynan
                                                     Principal Financial Officer

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