Form 10-Q
period 2002-10-31
FLIGHT INTERNATIONAL GROUP INC
filed 2002-12-23
CIK 732775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECRITIES EXCHANGE ACT OF 1934

                   For the transition period from ____to______

                         Commission File Number 2-87778A

                      THE FLIGHT INTERNATIONAL GROUP, INC.
             (exact name of registrant as specified in the charter)

            Georgia                                          58-1476225
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)

Newport News/Williamsburg International Airport                 23602
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

     As of December 1, 2002 there were 1,109,588 shares of the issuer's New Common Stock, par value $.01 per share, issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                  CONSOLIDATED BALANCE SHEETS

                                                            ASSETS

                                                                                   October 31,                 April 30,
                                                                                      2002                       2002
                                                                                      ----                       ----
                                                                                   (Unaudited)
Current assets
  Cash                                                                            $     465,152              $    195,573
  Accounts receivable, net                                                            8,128,566                 8,213,821
  Inventories                                                                         3,327,340                 2,967,050
  Costs in excess of billings                                                           423,417                   812,408
  Prepaid expenses and other                                                            659,939                   170,091
  Deposits                                                                              462,978                   462,978
  Note receivable                                                                           -                     304,304
  Assets held for sale                                                                1,566,181                 1,566,081
----------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                 15,033,573                14,692,306
----------------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                           9,772,157                 9,822,459
----------------------------------------------------------------------------------------------------------------------------

Other long-term assets, net of amortization                                             625,608                   651,665
----------------------------------------------------------------------------------------------------------------------------






     Total assets                                                                   $25,431,338               $25,166,430
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------


                                            CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   October 31,                 April 30,
                                                                                      2002                       2002
                                                                                      ----                       ----
                                                                                   (Unaudited)
Current liabilities
  Accounts payable                                                                 $  9,096,288              $  7,777,745
  Accrued fuel expense                                                                  673,203                   362,603
  Accrued expenses and other liabilities                                              3,721,594                 3,261,226
  Deferred revenue                                                                      415,369                   878,285
  Accrued compensation and benefits                                                   1,038,454                   771,417
  Notes payable                                                                       5,937,177                 5,829,158
  Long-term debt due currently                                                        2,219,574                 1,737,649
  Note payable stockholder                                                              202,811                   202,811
----------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                            23,304,470                20,820,894

Accrued engine reserves                                                                 450,025                   450,025
Long-term debt, less current maturities                                               4,329,248                 5,693,334
----------------------------------------------------------------------------------------------------------------------------


Total liabilities                                                                    28,083,743                26,964,253
----------------------------------------------------------------------------------------------------------------------------


Commitments and contingencies

Stockholders' equity (deficit)
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 1,109,588 issued and outstanding                                         11,097                   11,097
  Additional paid-in capital                                                          1,329,016                1,329,016
  Retained earnings (deficit)                                                        (3,992,518)              (3,137,936)
----------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity (deficit)                                                 (2,652,405)              (1,797,823)
----------------------------------------------------------------------------------------------------------------------------


     Total liabilities and stockholders' equity (deficit)                           $25,431,338             $ 25,166,430
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                 See accompanying notes to consolidated financial statements.


                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended                       Six Months Ended
                                                     -------------------------------         ------------------------------
                                                       October 31,         October 31,        October 31,       October 31,
                                                          2002                2001               2002              2001
                                                          ----                ----               ----              ----
                                                       (Unaudited)       (Unaudited)          (Unaudited)       (Unaudited)

Revenues                                               $15,728,076        $12,072,628          $29,084,703      $23,369,015
----------------------------------------------------------------------------------------------------------------------------

Operating costs and expenses
  Costs of services                                     13,908,312         10,088,450           25,342,744       19,782,137
  General, corporate and administrative                  1,694,670          1,035,964            3,076,711        2,063,136
  Depreciation and amortization                            438,706            406,844              871,681          795,069
  (Gain) loss on disposal of assets                         75,288            (70,765)              75,288         (138,964)
----------------------------------------------------------------------------------------------------------------------------


Total operating costs and expenses                      16,116,976         11,460,493           29,366,424       22,501,378
----------------------------------------------------------------------------------------------------------------------------


Operating income (loss)                                   (388,900)           612,135             (281,721)         867,637


Interest expense                                           307,851            246,521              572,861          553,645
----------------------------------------------------------------------------------------------------------------------------


Net income (loss)                                     $   (696,751)       $   365,614         $   (854,582)     $   313,992
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share data:

    Basic and diluted loss per share                  $       (.63)       $       .33         $      (.77)      $       .28
    Weighted average number of shares -
       basic and diluted                                 1,109,588          1,109,588           1,109,588         1,109,588
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                 See accompanying notes to consolidated financial statements.

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Six Months Ended
                                                                                        -----------------------------------
                                                                                          October 31,           October 31,
                                                                                             2002                  2001
                                                                                             ----                  ----
                                                                                          (Unaudited)           (Unaudited)

Operating activities
  Net income (loss)                                                                     $   (854,582)          $   313,992
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities
      Depreciation and amortization                                                          871,681               795,069
      (Gain) loss on disposal of assets                                                       75,288              (138,964)
      Net cash provided (absorbed) by
        Accounts receivable                                                                   85,255              (412,542)
        Inventories                                                                         (270,374)             (156,212)
        Costs in excess of billings                                                          388,991                48,024
        Prepaid expenses and other assets                                                   (489,849)             (144,909)
        Accounts payable                                                                   1,318,543               756,261
        Accrued expenses and other liabilities                                             1,038,005               759,709
        Deferred revenue                                                                    (462,916)                  -
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                  1,700,042             1,820,428
----------------------------------------------------------------------------------------------------------------------------


Investing activities
  Investment in property and equipment                                                      (852,506)             (588,559)
  Proceeds from sale of property and equipment                                               171,630                   -
  Investment in assets held for sale                                                            (100)           (1,438,924)
  Investment in other assets                                                                     -                 (65,000)
  Proceeds from note receivable repayment                                                     24,655                52,959
----------------------------------------------------------------------------------------------------------------------------

Net cash absorbed by investing activities                                                   (656,321)            (2,039,524)
----------------------------------------------------------------------------------------------------------------------------

Financing activities
  Proceeds/repayment on line of credit, net                                                  108,019              (370,424)
  Repayment of long-term debt                                                               (882,161)             (660,160)
  Proceeds from long-term debt                                                                   -               1,300,000
----------------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by financing activities                                        (774,142)              269,416
----------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                    269,579                50,320

Cash and cash equivalents, beginning of period                                               195,573               183,817
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                 $   465,152           $   234,137
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                 See accompanying notes to consolidated financial statements.

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

In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of October 31, 2002 and the results of its operations and its cash flows for the respective three and six month periods ended October 31, 2002 and 2001. Interim results for the three and six months ended October 31, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2003.

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

Revenue Recognition - Contract Revenue - The Company recognizes contract revenue as hours are flown, at the average rate per flight hour, over the term of each contract. Certain contracts provide for compensation of fixed costs evenly over the contract period. In addition, certain contracts provide for a guaranteed minimum number of flight hours per contract year. Contract revenue for such guaranteed but unflown hours, if any, is recognized at the end of the contract year.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications - Certain reclassifications have been made to the prior period financial statements to conform to the October 31, 2002 presentation.

NOTE 3 - SALES OF ASSETS AND MANAGEMENT'S PLANS - On December 17, 2002, the Company closed an Asset Purchase Agreement with VTF Corporation ("VTF"). Under the terms of the agreement, VTF assumed substantially all of the Company's assets and liabilities and those of the Company's wholly-owned subsidiaries for approximately $6,500,000. The Company plans to offer the net proceeds from the sale to its shareholders on a pro-rata basis through a tender offer.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT - The Company has a $7,250,000 line of credit agreement with a bank in Newport News, Virginia. The Company pays a variable rate of interest, which was approximately 5.25% at October 31, 2002. As of October 31, 2002, outstanding advances were approximately $5,937,000. The line is secured by certain inventory, receivables, and equipment.

As of October 31, 2002, long-term debt was approximately $6,500,000. As of October 31, 2002 as well as April 30, 2002, long-term debt consists primarily of aircraft and engine debt on assets used in the Company's flight operations with the majority of the remaining debt related to leasehold improvements at the Newport News airport and in Alaska.

Under the terms of the asset purchase agreement, VTF assumed virtually all of the Company's outstanding notes payable and long-term debt.

NOTE 5 - INCOME TAXES - No provision has been made for income taxes because of the substantial net operating loss carryforwards. The Company has recorded a valuation allowance for the deferred tax asset due to uncertainty of its realization.

As of April 30, 2002, the cumulative net operating loss available for federal income tax purposes was estimated at approximately $13,000,000 which will expire primarily during years ended 2011, 2019, 2021 and 2022.

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

         On May 9, 2002, the Company entered into an Asset Purchase Agreement with VTF Corporation ("VTF"). As detailed in the Proxy Statement filed December 6, 2002, VTF will assume substantially all of the Company's assets and liabilities and those of the Company's wholly-owned subsidiaries for $6,500,000 (subject to adjustment based on the amount of indebtedness assumed by VTF). The transaction was approved and consummated by the Company's shareholders on December 17, 2002.

Results of Operations

Revenue

For the three months and six months ended October 31, 2002, revenues totaled $15,728,076 and $29,084,703 respectively. This represents an increase of 30.3% and 24.5% over the same periods last year. In the three months ended October 31, 2002, the Company's revenues were generated from three sources. Fleet Operations of owned or leased aircraft accounted for 82.2% of total revenue, while the MRO Center produced 12.3% of sales and the FBO provided 5.5% of total revenues. In the six months ended October 31, 2002, Fleet Operations of owned or leased aircraft accounted for 82.7% of total revenue, while the MRO Center produced 11.2% of sales and the FBO provided 6.1% of total revenues.

A period over period revenue comparison for each source is outlined in the following table. Fleet Operations, MRO and FBO revenues showed increases over the same period in the prior year (dollars in thousands):

                           3 Mo Ended       3 Mo Ended                                     6 Mo Ended      6 Mo Ended
                          Oct 31, 2002     Oct 31, 2001   % Change         Oct 31, 2002   Oct 31, 2001      % Change
                          ------------    -------------   --------         ------------  -------------    ------------
Fleet Operations            12,925           10,813        19.5%              24,070        21,291            13.1%
MRO Center                   1,931              782       146.9%               3,253         1,179           175.9%
Newport News FBO               872              478        82.4%               1,761           899            95.9%

FII's Fleet Operations revenue increased by $2,112,735 or 19.3% compared to the second quarter of fiscal year 2002. This increase is primarily due to aerial refueling services provided to the DOD whereby, the Company supported its military customers by providing in-flight tanker services to several branches of the military, including the Navy and Marine Corps. Based on the hours flown through September 30, 2002 the Company has filed a claim for "un-flown guaranteed hours" in the amount of $513,000 associated with the CAS-MED contract. In addition, changes associated with the timing of billing, fixed and variable cost streams on the follow-on CAS-MOS contract had no material impact during the current quarter when compared to the billing methodology allowed by the CAS-MOS contract in effect during the previous year. FII's Fleet Operations revenues were $18,000 higher in the second quarter of 2003 than they would have been if calculated in the manner used during the same period a year earlier. During the first half of fiscal year 2003, FII's Fleet Operations revenues increased by $2,775,960 or 13.1% compared to the same period of fiscal 2002. As it was for the current quarter, this increase for the six months was due to the aerial refueling contract with the DOD. For the first six months of 2003 changes associated with the billing of fixed and variable cost streams on the CAS-MOS contract resulted in the recognition of $195,000 less revenue for the first half of fiscal 2003 than had revenues been billed in the identical manner as the method used during the same period a year earlier.

Also impacting Fleet Operations was a decrease in revenues for Flight Alaska of $984,403 to $1,613,814, or -37.9% in the second quarter of fiscal year 2003 compared to the prior year, as charter revenues have remained depressed since the events of September 11, 2001.

MRO Center revenues were up $1,148,818 and 2,074,019 for the three month and six month periods, or 146.9% and 175.9% respectively when compared to the same periods a year earlier due primarily to an aircraft modification contract with Raytheon Australia, which added approximately $1,259,142 of revenue in the current quarter and $1,915,187 for the six month period compared with the same periods a year earlier.

FBO revenues increased by $393,701 for the second quarter and $861,671 for the first six months of fiscal 2003 or an increase of 82.4% and 95.9% over the same periods in the prior year. These increases were a direct result of the award of the defense fuel suppliers contract at the NN/W Airport. The Company is now compensated by the DOD for fueling FII and other DOD customers that transit the NN/W Airport.

Cost of Services

Cost of services includes the direct operating expenses of aircraft utilized and maintained by the Company and costs of goods sold for the MRO Center. Types of expenses incurred include the following: aircraft and engine leases, fuel, insurance, maintenance, pilots and equipment. Also included are the costs of operating the FBO at the NN/W Airport, the repair parts, outside services and direct labor for the MRO Center.

For the three-month period ended October 31, 2002, cost of services increased to $13,908,312 from $10,088,450 for the same period in the prior year, a 37.9% increase. For the six month period, cost of services increased to $25,342,744 from $19,782,137 for the same period in the prior year, a 28.1% increase. The overall gross margin decreased to 11.6% from 16.4% for the second quarter year over year. The overall gross margin decreased to 12.9% from 15.3% for the six-month period year over year.

Since April 2002, the Company's CAS-MOS contract operations have been conducted on a "Government Supplied Fuel" basis. Simultaneously, the Company was awarded the Defense Fuels Contract for the NN/W Airport and is now compensated by the DOD to fuel the Company's aircraft in conjunction with the CAS-MOS contract. Fuel costs decreased in the second quarter of fiscal year 2003 to $807,456 from $881,346 in the same period a year earlier; a decrease of 8.4%. Fuel expense for Fleet Operations dropped by over $380,951 while the FBO's cost of fuel sold increased by $307,061. Fuel costs decreased in the first half of fiscal year 2003 to $1,823,768 from $2,053,048 in the same period a year earlier; a decrease of 11.2%. Fuel expense for Fleet Operations dropped by over $877,000 while the FBO's cost of fuel sold increased by $648,000. During the second quarter of 2003, the Company recognized approximately $350,000 of fuel expense associated with prior years CAS-MOS contract operations.

In May, 2002, the Company's hull and liability insurance expenses increased significantly over the prior year's due to the effects of the World Trade Center attacks on the aircraft and air carrier insurance markets. Insurance expenses increased by $45,185 in the second quarter and $257,096 over the quarter and six months ended October 31st a year earlier.

The remainder of the increases were generally tied to increased wage rates, additional lease costs associated with new aircraft operating on the CAS-MOS contracts, additional Casa 212 aircraft deployed in Alaska, and labor and cost expenses associated with the MRO Aircraft Modification contract with Raytheon Australia.

Depreciation and Amortization

Owned aircraft and engines are depreciated on a straight-line basis over 12 years, while engine overhauls are depreciated based on hours flown down to a core value. Electronic warfare equipment is depreciated on a straight-line basis over five years. All other property and equipment is depreciated over its estimated useful life or lease term, if applicable.

Depreciation and amortization of $438,706 and $871,681 for the three and six months ended October 31, 2002, respectively, reflects an increase of 7.9% and 9.6% compared to the same period last year. The $31,862 increase for the second quarter is due primarily to increases in depreciable assets from the prior year, while the $76,612 for the six month period is due primarily to increases in depreciable assets from the prior year.

General, Corporate and Administrative

General, corporate and administrative expenses consist principally of facility costs associated with the Company's corporate headquarters, and wages associated with the corporate accounting, administrative, marketing and sales staff. General, corporate and administrative expenses aggregated $1,694,670 and $3,076,711 for the three and six months ended October 31, 2002, up from $1,035,964 and $2,063,136 for the same periods in the prior year, an increase of 63.6% and 49.1% respectively. These changes are attributable to wage and personnel changes required in general management, accounting and finance functions as well as approximately $143,000 and $255,000 in costs in the second quarter and first half of fiscal 2003, respectively associated with the pending sale to VTF Corporation.

Bad debt expense increased by $ 95,000 and $170,000 for the quarter and six-months compared to the same periods a year earlier. In addition, fines and penalties increased by 10,000 and $90,000 for the quarter and six-months compared to the same periods a year earlier

Interest Expense

Net interest expense increased to $307,851 for the second quarter of 2003 to $572,861 for the and six months ended October 31, 2002 from $246,521 and $553,645 for the same periods last year, an increase of 24.9% and a decrease of 3.5%, respectively. The increase is attributable to increased advances outstanding under the company's short-term line of credit.

Income Tax Expense

No income tax benefit has been recorded for the net loss due to the uncertainty of the realization of such benefit. For further discussion see Note 5 to the Consolidated Financial Statements included herein.

Net Income

The consolidated net loss for the three months ended October 31, 2002 was ($696,751), a loss of ($.63) per share compared to a net income of $365,614 or $.33 per share, for the three months ended October 31, 2001. The consolidated net loss for the six months ended October 31, 2002 was ($854,582), a loss of ($.77) per share compared to a net income of $313,992 or $.28 per share, for the six months ended October 31, 2001. Changes associated with the timing of recognizing fixed and variable revenue streams based on the terms of the follow-on CAS-MOS contract resulted in the recognition of more revenue during the current quarter than the billing methodology allowed by the CAS-MOS contract in effect during the previous year. Net Income would have been lower by $18,000 for the second quarter and higher by $194,000 for the first half of 2003 had revenues been recognized in an identical manner (see Revenue section above). The weighted average number of shares was 1,109,588 in both periods.

Liquidity and Capital Resources

Continued growth in the second quarter of fiscal 2003 once again necessitated the need to increase short-term borrowings.

Cash from Operations

Cash provided from operations was $1,700,042 in the current period versus cash generated from operations of $1,820,428 in the last year's first six months. The decrease was attributed primarily to the net loss in the current period and changes in working capital accounts absorbed $1,607,655 in the first half of fiscal 2003 while providing $850,331 for that same period in the prior year.

Cash used in Investing Activities

Net cash used in investing activities decreased from $2,039,524 for the six months ending October 2001 to $656,321 in the current period. The primary reason for the decrease was that the Company purchased two J-31 aircraft from Maritime Sales and Leasing and made subsequent improvements to these aircraft during the prior period.

Cash from Financing Activities

In the six month period ended October 31, 2002, financing activities absorbed $774,142 versus providing $269,416 for the same period in the prior year. Proceeds in both years were utilized to fund property and equipment acquisitions and operations, while the prior period included funds borrowed for the acquisition of the two planes acquired from Maritime Sales and Leasing. Increased long term debt obligations absorbed additional cash for the six months ending October 31,2002.

For the six months ending October 31, 2002, the Company realized a net increase of $269,579 versus an increase in cash and cash equivalents of $50,320 in the prior period.

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

There has been a recent development in the Charles Myers, et al v Flight International Group, Inc. litigation as previously reported pending in United States District Court in South Carolina. Mr. Myers, a Shareholder of the Company, filed a motion to enjoin the sale of the Company's assets. His theory is that the Company would no longer be able to respond to a judgment favorable to the plaintiffs. In our view and the Company's counsel view, the motion is frivolous. The Company has filed its response, which details the deficiencies of the motion for a preliminary injunction and, as of the date of this filing, no date has been set to hear this motion. Our counsel has advised us that they do not believe the motion poses any serious threat to the transaction, however, we can provide no assurances thereof. Mr. Myers has not scheduled the matter for hearing, leaving the motion to be decided on the written record. The Company believes the motion has no merit and will vigorously defend it

The claim by Mr. Kosko for attorney fees is $84,917. The Company has offered the amount that was asserted to be due Mr. Kosko at the time of closing, which was approximately $50,000. The Company has continued to offer that amount to Kosko. The demand made by Mr. Myers and his related companies is $220,733. Counsel does not believe that Mr. Myers and his related companies will be able to recover that amount based upon the facts as known at this juncture in the litigation.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

         On December 17, 2002, at a special meeting of the shareholders of the Company, the shareholders of the Company approved the Asset Purchase Agreement, dated as of May 9, 2002, as amended, between Flight, its subsidiaries and VTF Corporation, and the transactions contemplated thereby, pursuant to which Flight agreed to sell substantially all of its and its subsidiaries assets to VTF. 912,601 shares of the Company's common stock were present at the meeting, in person or by proxy. 810,952 shares voted in favor of the approval of the Asset Purchase Agreement and 101,624 voted against approval of the Asset Purchase Agreement. On December 17, 2002, the transactions contemplated by the Asset Purchase Agreement closed were consummated with gross proceeds of approximately $6,500,000 to the Company, of which $1,000,000 is being held in escrow for nine months to secure any indemnity claims against the Company. The Company plans to offer the net proceeds from the sale to its shareholders on a pro-rata basis through a tender offer. The Company will file plans to file a joint Schedule 13E-3/Schedule TO with respect to the tender offer as soon as the terms of the proposed tender offer are known and finalized.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.       Exhibits

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b.       Reports on Form 8-K

                  None.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:  December 19, 2002               THE FLIGHT INTERNATIONAL GROUP, INC.

                                         By:    /s/ David E. Sandlin
                                             ----------------------------
                                             David E. Sandlin
                                             Principal Executive Officer

                                      By:    /s/ Mathew J. Nowicki
                                             ----------------------------
                                             Mathew J. Nowicki
                                             Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002

                                                    /s/ Matthew J. Nowicki
                                                 ------------------------------
                                                  Matthew J. Nowicki
                                                  Chief Financial Officer